Form 10QSB
period 1999-12-31
FUZZY LOGIC SOFTWARE CORP
filed 2000-02-14
CIK 1098799

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________


COMMISSION FILE NUMBER:


                           FUZZY LOGIC SOFTWARE CORP.
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                      562910                 33-0880355
       (State or other              (Primary Standard        (I.R.S. Employer
jurisdiction of incorporation   Industrial Classification   Identification No.)
      or organization)                 Code Number)

   609 Granville Street, Suite 1600,
  Vancouver, British Columbia, Canada                             V7Y 1C3
(Address of principal executive offices)                         (Zip Code)

                                 (604) 688-5180
                (Issuer's Telephone Number, including Area Code)



                              Thomas E. Stepp, Jr.
                              Stepp & Beauchamp LLP
                           1301 Dove Street, Suite 460
                         Newport Beach, California 92660
                             Telephone: 949.660.9700
                             Facsimile: 949.660.9010
            (Name, Address and Telephone Number of Agent for Service)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of December 31, 1999, there were 4,575,456 shares of the issuer's $.0001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements




                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                              Financial Statements

                         As of December 31, 1999 and for
                      The Three Month and Six Month Periods
                        Ended December 31, 1999 and 1998
                       and for The Period from August 25,
                      1997 (Inception) to December 31, 1999
                                   (Unaudited)

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                        Index to the Financial Statements
                         As of December 31, 1999 and for
                      The Three Month and Six Month Periods
                        Ended December 31, 1999 and 1998
                       and for The Period from August 25,
                        1997 (Inception) to December 31,
                                      1999

--------------------------------------------------------------------------------

      Financial Statements of Fuzzy Logic Software Corporation:

           Balance Sheet, December 31, 1999                                   1

           Statements  of Operations  for the three month and
             six month  periods ended  December 31, 1999 and 1998
             and for the period from August 25, 1997 (inception)
             to December 31, 1999                                             2

           Statements  of  Shareholders'  Deficit for the six month
             period  ended  December  31, 1999 and for the period
             from August 25, 1997 (inception) to December 31, 1999            3

           Statements  of Cash  Flows for the six  month  periods
             ended  December  31,  1999 and 1998 and for the period
             from August 25, 1997 (inception) to December 31, 1999            4

      Notes to Financial Statements                                           6

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                                  Balance Sheet

                                December 31, 1999

--------------------------------------------------------------------------------


                                     ASSETS

Cash                                                                  $ 198,713
                                                                      ---------

Total  assets                                                         $ 198,713
                                                                      =========


                      LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
       Accrued liabilities                                            $   9,013
       Due to related party                                             237,031
                                                                      ---------
Total liabilities                                                       246,044
                                                                      ---------

Shareholders' deficit:
       Common stock, $.0001 par value; 30,000,000 shares authorized;
        4,575,456 shares issued and outstanding.                            458
       Preferred  stock,  $.0001  par  value;  5,000,000  shares
        authorized,   none  issued  and outstanding                          --
       Additional paid-in capital                                       253,717
       Deficit accumulated during the development stage                (301,506)
                                                                      ---------
Total shareholders' deficit                                             (47,331)
                                                                      ---------
Total liabilities and shareholders' deficit                           $ 198,713
                                                                      =========





    The accompanying notes are an integral part of the financial statements.

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                            Statements of Operations

    For the Three Month and Six Month Periods Ended December 31, 1999 and for
        The Period from August 25, 1997 (Inception) to December 31, 1999

--------------------------------------------------------------------------------

                                                                                                                      Period from
                                           Three Month        Three Month         Six Month          Six Month      August 25, 1997
                                          Period Ended       Period ended       Period Ended       Period ended      (Inception) to
                                       December 31, 1999  December 31, 1998  December 31, 1999  December 31, 1998  December 31, 1999
                                       -----------------  -----------------  -----------------  -----------------  -----------------
Revenue                                        --                 --                 --                  --               --
Gross profit                                   --                 --                 --                  --               --
Consulting fees                             $25,000            $25,000            $50,000             $50,000         $250,000
Organization costs                             --                 --                 --                  --              5,000
Legal and accounting                         23,467               --               23,467                --             28,835
Loss on investment                             --                 --                 --                   175              175
General and administrative expenses          10,220              1,550             10,645               2,861           17,521
                                            -------            -------            -------             -------         --------
Net loss from operating activities           58,687             26,550             84,112              53,036          301,531
Interest income                                  25               --                   25                --                 25
                                            -------            -------            -------             -------         --------
Net loss                                    $58,662            $26,550            $84,087             $53,036         $301,506
                                            =======            =======            =======             =======         ========
Loss per common share - basic and diluted   $  0.01            $  0.01            $  0.02             $  0.01         $   0.07
                                            =======            =======            =======             =======         ========


    The accompanying notes are an integral part of the financial statements.

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                       Statements of Shareholders' Deficit

            For the Six Month Period Ended December 31, 1999 and for
        The Period from August 25, 1997 (Inception) to December 31, 1999

--------------------------------------------------------------------------------

                                                          Price                    Common      Additional
                    Preferred    Preferred   Common         Per        Common        Stock       Paid-in      Accumulated
                      Shares       Stock     Shares        Share        Stock      Subscribed     Capital      (Deficit)     Total
                      ------       -----     ------        -----        -----      ----------     -------      ---------     -----
Formation of
 corporation,
 August 25, 1997         --           --           --                      --             --            --            --         --

Common shares issued
 to the founders
 of the Company          --           --    5,075,456      0.001   $      508             --    $    4,667            --  $   5,175

Purchase and
 retirement of
 common stock            --           --   (1,000,000)     0.001         (100)            --          (900)           --     (1,000)

Net loss                 --           --           --                      --             --            --    $ (111,636)  (111,636)
                      ------       -----    ---------      -----   ----------    -----------    ----------    ----------  ---------
Balance,
 June 30, 1998           --           --    4,075,456                     408             --         3,767      (111,636)  (107,461)

Net loss                 --           --           --                      --             --            --      (105,783)  (105,783)
                      ------       -----    ---------      -----   ----------    -----------    ----------    ----------  ---------
Balance,
 June 30, 1999           --           --    4,075,456                     408             --         3,767      (217,419)  (213,244)

Common stock
 subscribed              --           --           --       0.50           --             50       249,950            --    250,000

Issuance of
 common stock
  on collection
  of stock
  subscription
  receivable             --           --      500,000                      50            (50)           --            --         --

Net loss                 --           --           --                      --             --            --       (84,087)   (84,087)
                      ------       -----    ---------      -----   ----------    -----------    ----------    ----------  ---------
Balance,
 December 31, 1999       --           --    4,575,456              $      458    $        --    $  253,717    $ (301,506) $ (47,331)
                      ======       =====    =========      =====   ==========    ===========    ==========    ==========  =========

    The accompanying notes are an integral part of the financial statements.

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                            Statements of Cash Flows

                         For the Six Month Periods Ended
                       December 31, 1999 and 1998 and for
                         The Period from August 25, 1997
                        (Inception) to December 31, 1999

--------------------------------------------------------------------------------


                                                                           For the               For the            Period from
                                                                          Six Month            Six Month          August 25, 1997
                                                                         Period Ended         Period Ended        (Inception) to
                                                                       December 31, 1999    December 31, 1998    December 31, 1999
                                                                       -----------------    -----------------    -----------------
Cash flows from operating activities:
  Net loss                                                                 $ (84,087)           $ (53,036)           $(301,506)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Shares issued to founders of the Company                                      --                   --                5,175
    Investment received in connection with
      the issuance of shares to founders                                          --                   --                 (175)
    Shares reacquired                                                             --                   --               (1,000)
    Loss on investment                                                            --                  175                  175
  Increase (decrease)  in liabilities:
    Accrued liabilities                                                        7,800               (1,268)               9,013
    Due to related party                                                      25,000               54,129              237,031
                                                                           ---------            ---------            ---------
Cash used in operating activities                                            (51,287)                  --              (51,287)
                                                                           ---------            ---------            ---------

Financing activities

  Proceeds from private placement                                            250,000                   --              250,000
                                                                           ---------            ---------            ---------

Cash provided by financing activties                                         250,000                   --              250,000
                                                                           ---------            ---------            ---------

Net increase (decrease) in cash                                              198,713                   --              198,713

Cash at beginning of period                                                       --                   --                   --
                                                                           ---------            ---------            ---------
Cash at end of period                                                      $ 198,713            $      --            $ 198,713
                                                                           =========            =========            =========

    The accompanying notes are an integral part of the financial statements.

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                            Statements of Cash Flows

                         For the Six Month Periods Ended
                       December 31, 1999 and 1998 and for
                         The Period from August 25, 1997
                        (Inception) to December 31, 1999

--------------------------------------------------------------------------------

                Supplemental Disclosure of Cash Flow Information



                                                                                                                    Period from
                                                                          Six Month            Six Month          August 25, 1997
                                                                         Period Ended         Period Ended        (Inception) to
                                                                       December 31, 1999    December 31, 1998    December 31, 1999
                                                                       -----------------    -----------------    -----------------

Interest paid                                                                     --                   --                   --

Income taxes paid                                                                 --                   --                   --


             Supplemental Schedule of Non-Cash Financing Activities


Repurchase of shares                                                              --                   --              $ 1,000

Increase in payable                                                               --                   --              $(1,000)

Organization expenses                                                             --                   --              $ 5,175

Issuance of founders shares                                                       --                   --              $(5,175)


    The accompanying notes are an integral part of the financial statements.

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                        Notes to the Financial Statements

       For the Six Month Periods Ended December 31, 1999 and 1998 and for
        The Period from August 25, 1997 (Inception) to December 31, 1999
--------------------------------------------------------------------------------



1.   Basis of Presentation

     In the opinion of Fuzzy Logic Software Corporation (a development stage company) (the "Company"), the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the financial statements, necessary to present fairly its financial position as of December 31, 1999, the results of its operations for the three month and six month periods ended December 31, 1999 and 1998 and the related statements of shareholders' equity and cash flows for the six month periods ended December 31, 1999 and 1998 and for the period from August 25, 1997 (inception) to December 31, 1999.

2.   Development Stage Operations

     The Company was incorporated in the state of Delaware on August 25, 1997. It has no operating history, no revenues, no products nor technology. The Company's initial business plan anticipated the development of computer hardware and software. As such, the Company is subject to the risks and uncertainties associated with a new business. The success of the Company's future operation is dependent upon the Company's ability to successfully develop and market its yet unidentified products and obtain the necessary capital.

3.   Deferred Income Taxes

     The components of the provision for income taxes are as follows:

                                                          Period from            Period from
                                                        August 25, 1997        August 25, 1997
                                    Year Ended          (Inception) to         (Inception) to
                                 December 31, 1999     December 31, 1999      December 31, 1999
                                 -----------------     -----------------      -----------------
       Current tax expense
             Federal                   --                     --                    --
             State                     --                     --                    --
                                   ---------              ---------             ---------
                                       --                     --                    --
                                   ---------              ---------             ---------
       Deferred tax expense:
             Federal                   --                     --                    --
             State                     --                     --                    --
                                       --                     --                    --
                                   ---------              ---------             ---------
       Total provision                 --                     --                    --
                                   =========              =========             =========

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                        Notes to the Financial Statements

       For the Six Month Periods Ended December 31, 1999 and 1998 and for
        The Period from August 25, 1997 (Inception) to December 31, 1999
--------------------------------------------------------------------------------



3.   Deferred Income Taxes, Continued

     Significant components of the Company's deferred income tax assets and liabilities at December 31, 1999 and 1998 are as follows:

                                                                                                                     Period from
                                                                         Six month             Six month           August 25, 1997
                                                                       Period  Ended         Period Ended          (Inception) to
                                                                     December 31, 1999     December 31, 1998      December 31, 1999
                                                                     -----------------     -----------------      -----------------
             Deferred income tax asset:
                   Capitalized start-up expenses                            $102,512                55,988                102,512
                                                                            --------                ------                -------
             Total deferred income tax asset                                 102,512                55,988                102,512
                   Valuation allowance                                      (102,512)              (55,988)              (102,512)
                                                                            --------                ------                -------
             Net deferred income tax liability                                    --                    --                     --
                                                                            ========                ======                =======



       Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:
             Tax expense at U.S. statutory rate                                (34.0)%               (34.0)%                (34.0)%
             Change in the valuation allowance                                  34.0                  34.0                   34.0
                                                                            --------                ------                -------
             Effective income tax rate                                            --                    --                     --
                                                                            ========                ======                =======

     The Company, based upon its history of losses and management's assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them.

4.   Stock Transactions

     Founders Shares

     In August 1997, the Company issued 5,175,456 shares to the founders. Additionally, the Company received from the founders, an investment of non-market grade corporate stock valued at $175. In the year ended December 31, 1999, the shares received were deemed worthless.

     Stock Repurchase

     In October 1997, the Company reacquired and retired 1,000,000 shares of its outstanding common stock from a major shareholder for $1,000 (par value).

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                        Notes to the Financial Statements

       For the Six Month Periods Ended December 31, 1999 and 1998 and for
        The Period from August 25, 1997 (Inception) to December 31, 1999
--------------------------------------------------------------------------------



4.   Stock Transactions, Continued

     Private Placement

     In September 1999, the Company completed a private placement offering of 500,000 units at a price of $.50 per unit. Each unit consists of one share of the Company's common stock and one share purchase warrant. Each warrant is exercisable at any time and expires two years after the closing date of the offering. In November 1999, the Company collected $250,000 in proceeds from the private placement offering.

5.   Loss Per Common Share

     Basic and diluted loss per common share have been computed by dividing the loss available to common shareholders by the weighted-average number of common share for the period.

     The computations of basic and diluted loss per common share for the three month and six month periods ended December 31, 1999, and 1998, and for the period from August 25, 1997 (inception) to December 31, 1999 are as follows:

                                                                                        Three Month            Three Month
                                                                                       Period  Ended          Period Ended
                                                                                     December 31, 1999      December 31, 1998
                                                                                     -----------------      -----------------
       Basic loss per common share:
         Net loss                                                                         $   58,662             $   26,550
         Weighted-average shares basic and diluted                                         4,330,891              4,075,456
                                                                                          ----------             ----------
       Basic and diluted loss per common share                                            $     0.01             $     0.01
                                                                                          ==========             ==========


                                                                                                               Period from
                                                                   Six Month             Six Month           August 25, 1997
                                                                 Period  Ended         Period Ended          (Inception) to
                                                               December 31, 1999     December 31, 1998      December 31, 1999
                                                               -----------------     -----------------      -----------------
       Basic loss per common share:
         Net loss                                                   $   84,087            $   53,036             $  301,506
         Weighted-average shares basic and diluted                   4,203,173             4,075,456              4,038,470
                                                                    ----------            ----------             ----------
       Basic and diluted loss per common share                      $     0.02            $     0.01             $     0.07
                                                                    ==========            ==========             ==========

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                        Notes to the Financial Statements

       For the Six Month Periods Ended December 31, 1999 and 1998 and for
        The Period from August 25, 1997 (Inception) to December 31, 1999
--------------------------------------------------------------------------------



5.   Loss Per Common Share, Continued

     The effect of the 500,000 warrants issued pursuant to the Company's private placement in November 1999 have not been included in the computation of the diluted loss per share, because to do so would have been antidilutive for the periods presented.

Item 2. Management's Discussion and Analysis or Plan of Operation

Business of the Registrant. Fuzzy Logic Software Corporation, a Delaware corporation ("Registrant"), was incorporated in the State of Delaware on or about August 25, 1997. The executive offices of the Registrant are located at 609 Granville Street, Suite 1600, Vancouver, British Columbia, Canada V7Y 1C3. The Registrant's telephone number is 604.688.5180.

The Registrant was originally incorporated for the purpose of developing software programs and manufacturing control boards and computer chips for "Fuzzy Logic" control applications. Fuzzy Logic is a computer modeling language that recognizes multi-valued states between zero and one, thereby allowing computers to represent or manipulate terms with greater complexity; and to exercise "human-like" judgment in the automation of sophisticated tasks. This system eliminates the on/off rigidity typical of computer control systems and results in more flexible and subtle process controls. On September 16, 1997, FZZ, Inc., a Colorado corporation ("FZZ") was merged into the Registrant. Prior to the merger, FZZ had not conducted any operations. In July 1999, management of the Registrant changed and new management decided to establish an environmental remediation business.

In October 1999, the Registrant entered into a Letter of Intent with Ethxx International Inc., an Ontario corporation, to acquire environmental remediation technology. Environmental remediation services are used to remove and detoxify contaminants from existing sites where the generation of wastes has ceased and to restore the sites to acceptable environmental standards. Environmental remediation services are also required in ongoing manufacturing and chemical processing operations to collect, process and detoxify harmful emissions which would otherwise be released into the environment.

The environmental remediation business involves the processing or conversion of certain waste products and materials, including certain toxic waste products and materials, into products or materials which can be disposed of or otherwise dealt with in an environmentally safe manner. The business is expected to derive its revenues from payments for the processing or conversion of such products or materials, including revenues for services rendered or charges for the removal and disposal of such materials. Revenues from product or by-product sales are expected to be a secondary source of revenues.

Pearson Gas Reformer Technology. The Registrant anticipates that its remediation technology will consist of the proprietary "Pearson Gas Reformer Technology" used to convert carbon, hydrocarbon and toxic waste environmental contaminants originally derived from fossil fuels (whether as a product, by-product, derivative chemical or processed waste) into synthetic gas for use as a fuel. The conversion process uses steam gasification to convert the waste products into synthetic gas which can be used for cogeneration, such as firing a steam turbine or a boiler. The Registrant believes that the conversion process will filter out the waste products so that any remaining by-products can be encapsulated for proper disposal. Key pieces of equipment such as the gasifier will be transportable from site to site for smaller projects. For more sustained environmental remediation projects, the equipment will be permanently installed at the facilities being serviced.

Acquisitions and Joint Ventures. The Registrant believes that acquisitions and joint ventures will be necessary to obtain the proper expertise and complimentary services with firms able to provide business operations such as dredging and excavation, electrical cogeneration, demolition, transportation, material containment and other similar operations. The Registrant also anticipates that additional specialized and conventional services and expertise which are not fundamental to the Registrant's technologies will be procured as required from time to time by contract, joint venture and/or acquisition.

Liquidity. The Registrant has been in the development stage since August 25, 1997 (inception). As of December 31, 1999, the Registrant had current assets of $198,713, all of which is represented in cash. At December 31, 1999, the Registrant had current liabilities of $246,044, the majority of which is represented by $237,031 due to a related party, a former major shareholder of the Registrant. At inception, the Registrant entered into a fee and cost reimbursement arrangement with this former major shareholder of the Registrant. In connection with this arrangement, a management fee of $100,000 per year is charged to the Registrant. All of the Registrant's expenses are paid by the related party and have been accrued.

The Registrant is not aware of any trends, demands, commitments or uncertainties that will result in the Registrant's liquidity decreasing or increasing in a material way. The Registrant believes that from its current cash resources it will be able to maintain its current operations. However, should these resources prove to be insufficient, the Registrant may be required to raise additional funds or arrange for additional financing over the next 12 months to adhere to its development schedule. No assurance can be given, however, that the Registrant will have access to additional cash in the future, or that funds will be available on acceptable terms to satisfy the cash requirements of the Registrant.

Results of Operations. As of December 31, 1999, the Registrant has not yet realized any revenue from operations. The Statement of Cash Flows for the six month period ended December 31, 1999 specifies a net loss of $84,087.

The Registrant's success is materially dependent upon its ability to satisfy additional financing requirements. The Registrant is reviewing its options to raise substantial equity capital. The Registrant cannot presently estimate when it will begin to realize positive gross revenue. In order to satisfy its requisite budget, management has held and continues to conduct negotiations with various investors. The Registrant anticipates that these negotiations will result in additional investment income for the Registrant. To achieve and maintain competitiveness, the Registrant may be required to raise additional substantial funds. The Registrant anticipates that it will need to raise significant capital to develop, promote and conduct its operations. Such capital may be raised through public or private financing as well as borrowing and other sources. There can be no assurance that funding for the Registrant's operations will be available under favorable terms, if at all. If adequate funds are not available, the Registrant may be required to curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require the Registrant to relinquish rights to certain products and services that the Registrant would not otherwise relinquish.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 14, 2000                        FUZZY LOGIC SOFTWARE CORPORATION


                                                By:  /s/ Michael Lynch
                                                     --------------------------
                                                     Michael Lynch
                                                Its: President