Form 10QSB
period 2000-03-31
FUZZY LOGIC SOFTWARE CORP
filed 2000-05-15
CIK 1098799

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______


COMMISSION FILE NUMBER:


                           FUZZY LOGIC SOFTWARE CORP.
        (Exact name of small business issuer as specified in its charter)

          DELAWARE                      562910                   33-0880355
          --------                      ------                   ----------
(State or other jurisdiction  (Primary Standard Industrial    (I.R.S. Employer
of incorporation or           Classification Code Number)    Identification No.)
organization)

505 Burrard Street, Suite 680, Vancouver, British Columbia, Canada     V7X 1M4
------------------------------------------------------------------     -------
(Address of principal executive offices)                              (Zip Code)

                                 (604) 688-5180
                                 --------------
                (Issuer's Telephone Number, including Area Code)



                              Thomas E. Stepp, Jr.
                              Stepp & Beauchamp LLP
                           1301 Dove Street, Suite 460
                         Newport Beach, California 92660
                             Telephone: 949.660.9700
                             Facsimile: 949.660.9010
            (Name, Address and Telephone Number of Agent for Service)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of March 31, 2000, there were 4,575,456 shares of the issuer's $.0001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                              Financial Statements

                          As of March 31, 2000 and for
  The Three Month and Nine Month Periods Ended March 31, 2000 and 1999 and for
          The Period from August 25, 1997 (Inception) to March 31, 1999
                                   (Unaudited)

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                        Index to the Financial Statements
                          As of March 31, 2000 and for
  The Three Month and Nine Month Periods Ended March 31, 2000 and 1999 and for
          The Period from August 25, 1997 (Inception) to March 31, 2000
--------------------------------------------------------------------------------


     Financial Statements of Fuzzy Logic Software Corporation:

         Balance Sheet (Unaudited), March 31, 2000                                                          4

         Statements of Operations (Unaudited) for the three month
            and nine month periods ended March 31, 2000 and 1999 and for the period from August 25, 1997 (inception) to March 31,
            2000                                                                                            5

         Statements of Shareholders' Deficit (Unaudited) for the nine month period ended March 31, 2000 and for the period from
            August 25, 1997 (inception) to March 31, 2000                                                   6

          Statements of Cash Flows (Unaudited) for the nine month
            periods ended March 31, 2000 and 1999 and for the period
            from August 25, 1997 (inception) to March 31, 2000                                              7

     Notes to Financial Statements                                                                          9


                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                                  Balance Sheet

                                   (Unaudited)
                                 March 31, 2000

--------------------------------------------------------------------------------



                                     ASSETS


Cash                                                                  $ 104,214
                                                                      ---------

Total  assets                                                         $ 104,214
                                                                      =========


                      LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
      Accrued liabilities                                             $   9,012
      Due to related party                                              237,031
                                                                      ---------

Total liabilities                                                       246,043
                                                                      ---------

Shareholders' deficit:
      Common stock, $.0001 par value; 30,000,000 shares
        authorized; 4,575,456 shares issued and outstanding                 458
      Preferred  stock, $.0001 par value; 5,000,000 shares
        authorized, none issued and outstanding                             --
      Additional paid-in capital                                        253,717
      Deficit accumulated during the development stage                 (396,004)
                                                                      ---------

Total shareholders' deficit                                            (141,829)
                                                                      ---------

Total liabilities and shareholders' deficit                           $ 104,214
                                                                      =========

               The accompanying notes are an integral part of the
                             financial statements.

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                            Statements of Operations

                                   (Unaudited)

For The Three Month and Nine Month Periods Ended March 31, 2000 and 1999 and for
          The Period from August 25, 1997 (Inception) to March 31, 2000

--------------------------------------------------------------------------------

                                                                                                                   Period from
                                               Three Month      Three Month      Nine Month       Nine Month     August 25, 1997
                                              Period Ended     Period ended     Period Ended     Period ended    (Inception) to
                                             March 31, 2000   March 31, 1999   March 31, 2000   March 31, 1999   March 31, 2000
                                             --------------   --------------   --------------   --------------   --------------
Revenue                                             --               --              --                --                --
Gross profit                                        --               --              --                --                --
Consulting fees                                 $ 69,354         $ 25,000        $119,354          $ 75,000          $319,354
Organization costs                                  --               --              --                --               5,000
Legal and accounting                              22,745             --            46,212              --              51,580
Loss on investment                                  --               --              --                 175               175
General and administrative expenses                2,399            1,534          13,044             4,394            19,920
                                                --------         --------        --------          --------          --------

Loss from operations                              94,498           26,534         178,610            79,569           396,029
Interest income                                     --               --                25              --                  25
                                                --------         --------        --------          --------          --------

Loss before provision for (benefit from)
  income taxes                                    94,498           26,534         178,585            79,569           396,004
Provision for (benefit from) income taxes           --               --              --                --                --
                                                --------         --------        --------          --------          --------

Net loss                                        $ 94,498         $ 26,534        $178,585          $ 79,569          $396,004
                                                ========         ========        ========          ========          ========

Loss per common share - basic and diluted       $   0.02         $   0.01        $   0.04          $   0.02          $   0.10
                                                ========         ========        ========          ========          ========


               The accompanying notes are an integral part of the
                             financial statements.

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                       Statements of Shareholders' Deficit

             For the Nine Month Period Ended March 31, 2000 and for
          The Period from August 25, 1997 (Inception) to March 31, 2000
--------------------------------------------------------------------------------


                                                                   Price               Common    Additional
                                Preferred  Preferred    Common      Per     Common      Stock      Paid-in    Accumulated
                                 Shares      Stock      Shares     Share     Stock   Subscribed    Capital     (Deficit)     Total
                                 ------      -----      ------     -----     -----   ----------    -------     ---------     -----
Formation of corporation,
  August 25, 1997                  --          --           --      --        --         --           --          --           --
    Common shares
     issued to the founders
     of the Company                --          --      5,075,456              $508       --       $  4,667        --      $   5,175
    Purchase and
     retirement of common
     stock                         --          --     (1,000,000)             (100)      --           (900)       --         (1,000)
    Net loss                                   --           --                --         --           --      $(111,636)   (111,636)

Balance, June 30, 1998             --          --      4,075,456               408       --          3,767     (111,636)   (107,461)
    Net loss                       --          --           --                --         --           --       (105,783)   (105,783)
                                --------     ------   ----------           -------     ------     --------    ---------   ---------
Balance, June 30, 1999             --          --      4,075,456               408       --          3,767     (217,419)   (213,244)
     Common stock
      subscribed                   --          --           --                --           50      249,950        --        250,000
     Issuance of common
      stock on collection of
      stock subscription
      receivable                   --          --        500,000                50        (50)        --          --             --
     Net loss                      --          --           --                --         --           --       (178,585)   (178,585)
                                --------     ------   ----------           -------     ------       ------    ---------   ---------
Balance, March 31, 2000
      (unaudited)                  --          --      4,575,456              $458       --       $253,717    $(396,004)  $(141,829)
                                ========     ======   ==========           =======     ======     ========   ==========   =========

               The accompanying notes are an integral part of the
                             financial statements.

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                            Statements of Cash Flows
                                   (Unaudited)
        For the Nine Month Periods Ended March 31, 2000 and 1999 and for
          The Period from August 25, 1997 (Inception) to March 31, 2000
--------------------------------------------------------------------------------


                                    For the          For the       Period from
                                   Nine Month      Nine Month    August 25, 1997
                                  Period Ended    Period Ended   (Inception) to
                                 March 31, 2000  March 31, 1999  March 31, 2000
                                 --------------  --------------  --------------

Cash flows from operating
 activities:
  Net loss                             $(178,585)    $ (79,569)    $(396,004)
  Adjustments to reconcile
   net loss to net cash
   used in operating
   activities:
     Shares issued for expenses
      paid by founders of the
      Company                               --            --           5,000
     Loss on investment                     --             175           175
  Increase (decrease) in
   liabilities:
     Accrued liabilities                   7,799           265         8,012
     Due to related party                 25,000        79,129       237,031
                                       ---------     ---------     ---------

Cash used in operating
 activities                             (145,786)         --        (145,786)
                                       ---------     ---------     ---------
Financing activities

  Proceeds from private
   placement                             250,000          --         250,000
                                       ---------     ---------     ---------

Cash provided by financing
 activities                              250,000          --         250,000
                                       ---------     ---------     ---------

Net increase (decrease) in cash          104,214          --         104,214

Cash at beginning of period                 --            --            --
                                       ---------     ---------     ---------

Cash at end of period                  $ 104,214     $    --       $ 104,214
                                       =========     =========     =========

               The accompanying notes are an integral part of the
                             financial statements.

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                            Statements of Cash Flows
                                   (Unaudited)
        For the Nine Month Periods Ended March 31, 2000 and 1999 and for
          The Period from August 25, 1997 (Inception) to March 31, 2000
--------------------------------------------------------------------------------


                Supplemental Disclosure of Cash Flow Information

                                                                 Period from
                               Nine Month       Nine Month     August 25, 1997
                              Period Ended     Period Ended    (Inception) to
                             March 31, 2000   March 31, 1999   March 31, 2000
                             --------------   --------------   --------------

Interest paid                      --               --               --
Income taxes paid                  --               --               --


             Supplemental Schedule of Non-Cash Financing Activities

Repurchase of shares               --               --            $ 1,000
Increase in payable                --               --            $(1,000)
Investment                         --               --            $   175
Issuance of founders shares        --               --            $  (175)


               The accompanying notes are an integral part of the
                             financial statements.

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                          Notes to Financial Statements

                                   (Unaudited)
For The Three Month and Nine Month Periods Ended March 31, 2000 and 1999 and for
          The Period from August 25, 1997 (Inception) to March 31, 2000
--------------------------------------------------------------------------------


1.   Basis of Presentation

     In the opinion of the management of Fuzzy Logic Software Corporation (a development stage company) (the "Company"), the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly its financial position as of March 31, 2000, the results of its operations for the three month and nine month periods ended March 31, 2000 and 1999 and for the period from August 25, 1997 (inception) to March 31, 2000, the statements of shareholders' deficit for the nine month period ended March 31, 2000 and for the period from August 25, 1997 (inception) to March 31, 2000, and the statements of cash flows for the nine month periods ended March 31, 2000 and 1999 and for the period from August 25, 1997 (inception) to March 31, 2000.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission The statements should be read in conjunction with the financial statements and footnotes for the year ended June 30, 1999 included in the Company's Form 10SB. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

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

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                          Notes to Financial Statements

                                   (Unaudited)
For The Three Month and Nine Month Periods Ended March 31, 2000 and 1999 and for
          The Period from August 25, 1997 (Inception) to March 31, 2000
--------------------------------------------------------------------------------


3.   Deferred Income Taxes

     Significant components of the Company's deferred income tax assets and liabilities at March 31, 2000 are as follows:

           Deferred income tax asset:
                Capitalized start-up expenses                 $      134,641
                                                                ------------
           Total deferred income tax asset                           134,641
                Valuation allowance                                 (134,641)
                                                                ------------

           Net deferred income tax liability                          --
                                                                ============

     Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:

                                                    Three Month     Three Month
                                                   Period Ended    Period Ended
                                                  March 31, 2000  March 31, 1999
                                                  --------------  --------------

           Tax expense at U.S. statutory rate%        (34.0)%        (34.0)%
           Change in the valuation allowance           34.0           34.0
                                                     ------         ------

           Effective income tax rate                   --             --
                                                     ======         ======

                                                                                    Period from
                                                    Nine Month      Nine Month    August 25, 1997
                                                   Period Ended    Period Ended   (Inception) to
                                                  March 31, 2000  March 31, 1999  March 31, 2000
                                                  --------------  --------------  --------------

           Tax expense at U.S. statutory rate          (34.0)%       (34.0)%          (34.0)%
           Change in the valuation allowance            34.0          34.0             34.0
                                                     -------        ------           ------

           Effective income tax rate                    --            --               --
                                                     =======        ======           ======

     The Company, based upon its history of losses and management's assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them.

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                          Notes to Financial Statements

                                   (Unaudited)
For The Three Month and Nine Month Periods Ended March 31, 2000 and 1999 and for
          The Period from August 25, 1997 (Inception) to March 31, 2000
--------------------------------------------------------------------------------

4.   Loss Per Common Share

     Basic and diluted loss per common share have been computed by dividing the loss available to common shareholders by the weighted-average number of common shares for the period.

     The computations of basic and diluted loss per common share for the three month and nine month periods ended March 31, 2000, and 1999, and for the period from August 25, 1997 (inception) to March 31, 2000 are as follows:

                                                  Three Month       Three Month
                                                  Period Ended     Period Ended
                                                 March 31, 2000   March 31, 1999
                                                 --------------   --------------

       Basic loss per common share:
          Net loss                                  $   94,498      $   26,534
          Weighted-average shares basic and
           diluted                                   4,529,701       4,034,701
                                                    ----------      ----------

       Basic and diluted loss per common
        share                                       $     0.02      $     0.01
                                                    ==========      ==========


                                                                             Period from
                                             Nine Month      Nine Month    August 25, 1997
                                            Period  Ended   Period Ended   (Inception) to
                                           March 31, 2000  March 31, 1999  March 31, 2000
                                           --------------  --------------  --------------
       Basic loss per common share:
          Net loss                           $  178,585     $   79,569       $  396,004
          Weighted-average shares basic
           and diluted                        4,355,456      4,116,211        3,945,927
                                             ----------     ----------       ----------

       Basic and diluted loss per common
        share                                $     0.04     $     0.02       $     0.10
                                             ==========     ==========       ==========

     The effect of the 500,000 warrants issued pursuant to the Company's private placement in November 1999 have not been included in the computation of the diluted loss per share, because to do so would have been antidilutive for the periods presented.

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                          Notes to Financial Statements

                                   (Unaudited)
For The Three Month and Nine Month Periods Ended March 31, 2000 and 1999 and for
          The Period from August 25, 1997 (Inception) to March 31, 2000
--------------------------------------------------------------------------------


5.   Private Placement Offering

     In September 1999, the Company completed a private placement offering of 500,000 units at a price of $.50 per unit. Each unit consists of one share of the Company's common stock and one share purchase warrant. Each warrant is exercisable into one share of common stock at a price of $.50 per share, is exercisable at any time and expires two years after the closing date of the offering.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Business of the Registrant. Fuzzy Logic Software Corporation, a Delaware corporation, was incorporated in the State of Delaware on or about August 25, 1997. Our executive offices have recently changed to 505 Burrard Street, Suite 680, Vancouver, British Columbia, Canada. Our telephone number is 604.688.5180.

We were originally incorporated for the purpose of developing software programs and manufacturing control boards and computer chips for "Fuzzy Logic" control applications. Fuzzy Logic is a computer modeling language that recognizes multi-valued states between zero and one, thereby allowing computers to represent or manipulate terms with greater complexity; and to exercise "human-like" judgment in the automation of sophisticated tasks. This system eliminates the on/off rigidity typical of computer control systems and results in more flexible and subtle process controls. On September 16, 1997, FZZ, Inc., a Colorado corporation ("FZZ") was merged into and with us. Prior to the merger, FZZ had not conducted any operations. In July 1999, our management changed and new management decided to establish an environmental remediation business.

In October 1999, we entered into a Letter of Intent with Ethxx International Inc., an Ontario corporation, to acquire environmental remediation technology. Our negotiations with Ethxx International Inc. failed to materialize into a final agreement to acquire the environmental remediation technology.

In April 2000, we entered into a Letter of Intent to acquire all of the issued and outstanding shares of common stock of The Anvil Group Inc. ("Anvil"). Anvil is an international security company that provides physical and online, web-based corporate security solutions. Since 1988, Anvil's core business has been to provide its clients with a "crisis avoidance" service developed by its expert staff with extensive experience in military special forces techniques. However, in the 1990s, the need for fully integrated information technology security services has increased significantly. In 1998, Anvil introduced the Virtual Security Office, a real-time, online, web-based corporate security monitoring and alert system to enhance the level of computer security for corporate clients. We anticipate that we will further develop Anvil's information technology security services and market those enhanced security services to multinational corporations.

Acquisitions and Joint Ventures. We believe that acquisitions and joint ventures will be necessary to obtain the proper expertise and complimentary services with firms able to provide business operations which will support those services provided by Anvil. We also anticipate that additional specialized and conventional services and expertise which are not fundamental to our technologies will be procured as required from time to time by contract, joint venture and/or acquisition.

Liquidity. We have been in the development stage since August 25, 1997 (inception). As of March 31, 2000, we had current assets of $104,214, all of which is represented in cash. At March 31, 2000, we had current liabilities of $246,043, the majority of which is represented by $237,031 due to a related party, a former major shareholder of ours. At inception, we entered into a fee and cost reimbursement arrangement with this former major shareholder. In connection with this arrangement, a management fee of $100,000 per year is charged to us.

We are not aware of any trends, demands, commitments or uncertainties that will result in our liquidity decreasing or increasing in a material way. We believe that from our current cash resources we will be able to maintain our current operations. However, should these resources prove to be insufficient, we may be required to raise additional funds or arrange for additional financing over the next 12 months to adhere to our development schedule. No assurance can be given, however, that we will have access to additional cash in the future, or that funds will be available on acceptable terms to satisfy our cash requirements.

Results of Operations. As of March 31, 2000, we have not yet realized any revenue from operations. The Statement of Cash Flows for the three month period ended March 31, 2000 specifies a net loss of $94,498.

Our success is materially dependent upon our ability to satisfy additional financing requirements. We are reviewing our options to raise substantial equity capital. We cannot presently estimate when we will begin to realize positive gross revenue. In order to satisfy our requisite budget, management has held and continues to conduct negotiations with various investors. We anticipate that these negotiations will result in additional investment income for us. To achieve and maintain competitiveness, we may be required to raise additional substantial funds. We anticipate that we will need to raise significant capital to develop, promote and conduct our operations. Such capital may be raised through public or private financing as well as borrowing and other sources. There can be no assurance that funding for our operations will be available under favorable terms, if at all. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain products and services that we would not otherwise relinquish.

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

Dated:   May 12, 2000                   FUZZY LOGIC SOFTWARE CORPORATION


                                        By:      /s/ Michael Lynch
                                                 -------------------------------
                                                 Michael Lynch
                                        Its:     President