Form 10KSB
period 2000-06-30
FUZZY LOGIC SOFTWARE CORP
filed 2000-10-13
CIK 1098799

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended June 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________________ to ________________

Commission File Number:___________

                        Fuzzy Logic Software Corporation
             (Exact name of registrant as specified in its charter)

Delaware                                                              33-0880355
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

505 Burrard Street, Suite 680, Vancouver, British Columbia, Canada       V7X 1M4
(Address of principal executive offices)                              (Zip Code)

                                 (604) 688-5180
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of October 11, 2000, approximately $69,890.

As of October 11, 2000, there were 4,575,456 shares of the issuer's $.0001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

                            Yes [ ]    No [X]

                                     PART I

Item 1. Description of Business.

Our Business. Fuzzy Logic Software Corporation, a Delaware corporation, was incorporated in the State of Delaware on or about August 25, 1997. Our executive offices are located at 505 Burrard Street, Suite 680, Vancouver, British Columbia, Canada. Our telephone number is 604.688.5180.

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

In April 2000, we entered into a Letter of Intent to acquire all of the issued and outstanding shares of common stock of The Anvil Group Inc., an international security company, which provides physical and online, web-based corporate security solutions. In September 2000, our negotiations with The Anvil Group Inc. failed to materialize into a final agreement and we abandoned our intentions to acquire them.

As a result of our failure to consummate the acquisition of The Anvil Group Inc., we are currently reviewing and revising our business plan. We believe that acquisitions and joint ventures will be necessary to obtain the proper expertise and complimentary services with firms able to provide services which will support our future operation. We also anticipate that additional specialized and conventional services and expertise, which are not fundamental to our anticipated operations, will be procured as required from time to time by contract, joint venture and/or acquisition.

Item 2. Description of Property.

Property held by Us. As of the date specified in the following table, we held the following property:

                ================================================
                       Property                   June 30, 2000
                ------------------------------------------------
                Cash                                 $3,912
                ------------------------------------------------
                Property and Equipment                $0.00
                ================================================

Our Facilities. At this time, we occupy facilities provided by our Canadian securities counsel at no charge to us. This office space is located at 505 Burrard Street, Suite 680, Vancouver, British Columbia, Canada.

Item 3. Legal Proceedings.

We are not aware of any pending litigation nor do we have any reason to believe that any such litigation exists, except for the following:

On or about October 28, 1998, Ronald Content, a former employee of the Company, filed an action in the Province of Ontario, Canada seeking damages arising from the termination of his employment contract with the Company. The Company has settled the matter for $10,000 in May, 2000.

Item 4. Submission of Matters to Vote of Security Holders

Not applicable.

                                     PART II

Item 5. Market Price for Common Equity and Related Stockholder Matters.

Reports to Security Holders. We are a reporting company with the Securities and Exchange Commission. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

Prices of Common Stock. We participate in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the Nasdaq Stock Market, and prices for our common stock are published on the OTC Bulletin Board under the trading symbol "FZZY". This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. Over the last 52 weeks, our common stock had a low bid price of $0.00 per share and a high bid price of $2.00 per share. The bid price is currently approximately $0.25 per share.

The following table specifies the reported high and low sales or closing prices of our common stock on the OTCBB for the periods indicated.

================================================================================
             Period                            High                  Low
--------------------------------------------------------------------------------
April 1, 2000 - June 30, 2000                  $1.65                $0.75
--------------------------------------------------------------------------------
January 1, 2000 - March 31, 2000               $2.00                $0.25
--------------------------------------------------------------------------------
October 1, 1999 - December 31, 1999            $1.06                $0.18
--------------------------------------------------------------------------------
July 1, 1999 - September 30, 1999              $0.00                $0.00
================================================================================

We are authorized to issue 30,000,000 shares of $.0001 par value common stock, each share of common stock having equal rights and preferences, including voting privileges. As of October 11, 2000, 4,575,456 shares of our common stock were issued and outstanding. We are also authorized to issue 5,000,000 shares of $.0001 par value preferred stock, none of which is issued and outstanding.

Common Stock. The holders of our common stock are entitled to one vote for each share held of record on all matters to be voted on by those shareholders. In the event of liquidation, dissolution, or winding up of the Company, the holders of our common stock are entitled to share ratably in all assets remaining available for distribution to them after payment of our liabilities and after provision has been made for each class of stock, if any, having preference over our common stock. Holders of shares of our common stock, as such, have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to our common stock.

Non-Cumulative Voting. The holders of shares of our common stock do not have cumulative voting rights, which means that the holders of more than 50% of our outstanding common stock, voting for the election of our directors, may elect all of our directors to be elected, if they so desire, and, in such event, the holders of our remaining common stock may not be able to elect any of our directors.

Registration Rights. Existing holders of shares of our common stock are not entitled to rights with respect to the registration of such shares under the Securities Act.

Dividends. The payment by us of dividends, if any, in the future, shall be determined by our Board of Directors, in its discretion, and will depend on among other things, our earnings, our capital requirements, and our financial condition, as well as other relevant factors. We have not paid or declared any dividends to date. Holders of common stock are entitled to receive dividends as declared and paid from time to time by our Board of Directors from funds legally available. We intend to retain any earnings for the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.

Penny Stock Regulation. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

     o a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

     o a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;

     o a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;

     o    a toll-free telephone number for inquiries on disciplinary actions;

     o definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and

     o such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

     o    the bid and offer quotations for the penny stock;

     o the compensation of the broker-dealer and its salesperson in the transaction;

     o the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

     o monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Item 6. Management's Discussion and Analysis of Financial Condition or Plan of Operation.

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Liquidity. We have been in the development stage since August 25, 1997 (inception). As of June 30, 2000, we had total assets of $108,586, the majority of which is represented by note receivables totaling $104,674. In anticipation of the transaction with The Anvil Group, Inc., we advanced $68,650 to The Anvil Group, Inc. and Anthony Humble and $36,024 to Anthony Humble, individually, pursuant to two (2) promissory notes, each dated June 27, 2000. The notes bear interest at ten percent (10%) and the principal and interest are due on December 24, 2000. We believe that The Anvil Group, Inc. and Anthony Humble have the financial capability to repay those notes. However, we cannot guaranty that those notes will be paid.

At June 30, 2000, we had current liabilities of $300,281, the majority of which is represented by $297,031 due to a related party, one of our former major shareholders. At inception, we entered into a fee and cost reimbursement arrangement with this former major shareholder. In connection with this arrangement, a management fee of $100,000 per year is charged to us.

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

Results of Operations. As of June 30, 2000, we have not yet realized any revenue from operations. The Statement of Operations for the fiscal year ended June 30, 2000 specifies a net loss of $192,441.

Our success is materially dependent upon our ability to satisfy additional financing requirements. We are reviewing our options to raise substantial equity capital. We cannot presently estimate when we will begin to realize revenues. In order to satisfy our requisite budget, management has held and continues to conduct negotiations with various investors. We anticipate that these negotiations will result in additional investment income for us. To achieve and maintain competitiveness, we may be required to raise additional substantial funds. We anticipate that we will need to raise significant capital to develop, promote and conduct our operations. Such capital may be raised through public or private financing as well as borrowing and other sources. There can be no assurance that funding for our operations will be available under favorable terms, if at all. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners.

Our Plan of Operation For Next 12 Months. As a result of our failure to consummate the acquisition of The Anvil Group Inc., we are currently reviewing and revising our business plan. We plan to continue to seek other merger candidates, although we have not identified any potential candidates. We believe that acquisitions and joint ventures will be necessary to obtain the proper expertise and complimentary services with firms able to provide services which will support our future operation. We cannot guaranty that we will be able to successfully locate a merger candidate. Our failure to locate a merger candidate will significantly affect our ability to continue operations.

Changes in Number of Employees. During the next 12 months, depending on the success of our proposed operations, we may be required to hire additional employees; however, we are not able to provide a reasonable estimate of the number of such additional employees which may be required at this time.

Item 7. Financial Statements

Copies of the financial statements specified in Regulation 228.310 (Item 310) are filed with this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants.

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons.

Executive Officers and Directors. We are dependent on the efforts and abilities of certain of our senior management. The interruption of the services of key management could have a material adverse effect on our operations, profits and future development, if suitable replacements are not promptly obtained. We anticipate that we will enter into employment agreements with each of our key executives; however, no assurance can be given that each executive will remain with us during or after the term of his or her employment agreement. In addition, our success depends, in part, upon our ability to attract and retain other talented personnel. Although we believe that our relations with our personnel are good and that we will continue to be successful in attracting and retaining qualified personnel, there can be no assurance that we will be able to continue to do so. Our officers and directors will hold office until their resignation or removal.

Our sole director and principal executive officer is specified on the following table:

                ===================================================
                     Name           Age               Position
                ---------------------------------------------------
                Michael Lynch        32    President and a Director
                ===================================================

Michael Lynch is the President and one of our directors since July 1999. From 1996 to 1999, Mr. Lynch operated a real estate construction and development company in Vancouver, British Columbia. Prior to 1996, Mr. Lynch operated a real estate development firm in London, Ontario, Canada.

Other than Mr. Lynch, there are no significant employees expected by us to make a significant contribution to our business. Our directors will serve until the next annual meeting of stockholders. Our executive officers are appointed by our Board of Directors and serve at the discretion of the Board of Directors.

There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining Mr. Lynch from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting him of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony.

Section 16(a) Beneficial Ownership Reporting Compliance. We do not presently have knowledge as to whether all of our officers, directors, and principal shareholders have filed all reports required to be filed by those persons on, respectively, a Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).

Item 10. Executive Compensation

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Remuneration of Officers. Mr. Lynch is our only officer and does not earn either compensation or remuneration from us for services provided to us.

Remuneration of Directors. As of June 30, 2000, no compensation has been paid to Mr. Lynch for his services to us as a director.


Item 11. Security Ownership of Certain Beneficial Owners and Management.

(a) Security Ownership of Certain Beneficial Owners. The following represents those shareholders, other than directors and officers, who are beneficial owners of 5% or more of our issued and outstanding common stock as of June 30, 2000:

                           Name and Address of        Amount of          Percent
     Title of Class          Beneficial Owner      Beneficial Owner     of Class
     --------------          ----------------      ----------------     --------

     Common Stock       Cede & Co.                 4,063,089 shares (1)  40.4%
                        P.O. Box 20
                        Bowling Green Station
                        New York, New York 10274

(1) We have attempted to obtain information on the beneficial holders of the stock held by Cede & Co. To the best of our knowledge, there are no beneficial owners of 5% or over holding stock in the name of Cede & Co.

(b) Security Ownership of Management. Our directors and principal executive officers beneficially own, in the aggregate, 20,000 shares of our common stock, or approximately 0.49% of the issued and outstanding shares, as set forth on the following table:

                           Name and Address of         Amount of         Percent
     Title of Class          Beneficial Owner       Beneficial Owner    of Class
     --------------          ----------------       ----------------    --------

      Common Stock     Michael Lynch, President      20,000 shares        0.49%
                       and Director

Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. In accordance with Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control. Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.


Item 12. Certain Relationships and Related Transactions.

Transactions with Promoters.

Not applicable.

Related Party Transactions. There have been no related party transactions which would be required to be disclosed pursuant to Item 404 of Regulation S-B, except for the following:

At inception, we entered into a fee and cost reimbursement arrangement with a related party who is a former major shareholder of ours. In connection with this arrangement, a management fee of $100,000 per year is charged to us. Our expenses are paid by the related party and have been accrued.

Item 13. Exhibits and Reports on Form 8-K

Copies of the following documents are filed with this Registration Statement, Form 10-KSB as exhibits:

3.1        Certificate of Incorporation of Fuzzy Logic          E-1 through E-6
           Software Corporation (Charter document)*

3.2        Bylaws of Fuzzy Logic Software Corporation           E-7 through E-14
           (Charter document)*

27         Financial Data Schedule


* Previously filed as exhibits to Registration Statement on Form 10-SB filed on November 12, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Vancouver, British Columbia, on October 12, 2000.

                                               Fuzzy Logic Software Corporation,
                                               a Delaware corporation


                                               By:  /s/ Michael Lynch
                                                    ----------------------------
                                                    Michael Lynch
                                               Its: President, Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Fuzzy Logic Software Corporation

By:   /s/ Michael Lynch
      ---------------------------
      Michael Lynch
Its:  President, Director
xxxxx

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                              Financial Statements

                        As of June 30, 2000 and 1999 and
         For Each of the Two Years in the Period Ended June 30, 2000 and
        For the Period from August 25, 1997 (Inception) to June 30, 2000

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                        Index to the Financial Statements

                        As of June 30, 2000 and 1999 and
         For Each of the Two Years in the Period Ended June 30, 2000 and
        For the Period from August 25, 1997 (Inception) to June 30, 2000
--------------------------------------------------------------------------------


     Report of Independent Auditors ...........................................1

     Financial Statements of Fuzzy Logic Software Corporation:

          Balance Sheets, June 30, 2000 and 1999...............................2

          Statements of Operations for each of the two years in
          the period ended June 30, 2000 and for the period from
          August 25, 1997 (inception) to June 30, 2000.........................3

          Statements of Shareholders' Deficit for each of the two
          years in the period ended June 30, 2000 and for the
          period from August 25, 1997 (inception) to June 30, 2000.............4

          Statements of Cash Flows for each of the two years in
          the period ended June 30, 2000 and for the period from
          August 25, 1997 (inception) to June 30, 2000.........................5

     Notes to Financial Statements.............................................7

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors
Fuzzy Logic Software Corporation

We have audited the accompanying balance sheets of Fuzzy Logic Software Corporation (a development stage company) as of June 30, 2000 and 1999, and the related statements of operations, shareholders' deficit, and cash flows for each of the two years ended June 30, 2000 and for the period from August 25, 1997 (inception) to June 30, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fuzzy Logic Software Corporation (a development stage company) as of June 30, 2000 and 1999, and the results of its operations and its cash flows for each of the two years ended June 30, 2000 and for the period from August 25, 1997 (inception) to June 30, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no operations, products, or facilities, significant resources will be required to implement its plan of operations, and it relies on a related party to meet its cash flow requirements, thereby raising substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Kelly & Company
Newport Beach, California
October 12, 2000

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                                 Balance Sheets

                             June 30, 2000 and 1999

--------------------------------------------------------------------------------

                                     ASSETS

                                                            2000         1999
                                                         ---------    ---------
Current assets:
     Cash                                                $   3,912         --
     Notes Receivable                                      104,674         --
                                                         ---------    ---------
Total assets                                             $ 108,586         --
                                                         =========    =========

                LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
     Accrued liabilities                                 $   3,250    $   1,213
     Due to related party                                  297,031      212,031
                                                         ---------    ---------
Total liabilities                                          300,281      213,244
                                                         ---------    ---------
Shareholders' deficit:
     Common stock, $.0001 par value;
        30,000,000 shares authorized;
        4,575,456 and 4,075,456 shares
        issued and outstanding at
        June 30, 2000 and 1999, respectively                   458          408
     Preferred stock, $.0001 par value;
        5,000,000 shares authorized, none
        issued and outstanding at June 30, 2000
        and 1999                                              --           --
     Additional paid-in capital                            217,707        3,767
     Deficit accumulated during the development stage     (409,860)    (217,419)
                                                         ---------    ---------
Total shareholders' deficit                               (191,695)    (213,244)
                                                         ---------    ---------
Total liabilities and shareholders' deficit              $ 108,586         --
                                                         =========    =========

    The accompanying notes are an integral part of the financial statements.

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                            Statements of Operations

         For Each of the Two Years in the Period Ended June 30, 2000 and For the Period from August 25, 1997 (Inception) to June 30, 2000

                                                                           Period from
                                               For the       For the     August 25, 1997
                                             Year Ended    Year Ended    (Inception) to
                                           June 30, 2000  June 30, 1999  June 30, 2000
                                           -------------  -------------  -------------
Revenues                                          --             --             --
Cost of revenues                                  --             --             --
                                             ---------      ---------      ---------
     Gross profit                                 --             --             --

Consulting fees                              $ 130,860      $ 100,000      $ 330,860
Organization costs                                --             --            5,000
Legal and accounting                            37,450           --           42,818
Settlement Expense                              10,000           --           10,000
Loss on investment                                --              175            175
General and administrative expenses             14,156          5,608         21,032
                                             ---------      ---------      ---------
     Total operating costs                     192,466        105,783        409,885
Interest income                                    (25)          --              (25)
                                             ---------      ---------      ---------
Net loss                                     $ 192,441      $ 105,783      $ 409,860
                                             =========      =========      =========


Loss per common share - basic and diluted    $    0.04      $    0.03      $    0.10
                                             =========      =========      =========

    The accompanying notes are an integral part of the financial statements.

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                       Statements of Shareholders' Deficit

         For Each of the Two Years in the Period Ended June 30, 2000 and For the Period from August 25, 1997 (Inception) to June 30, 2000

--------------------------------------------------------------------------------





















    The accompanying notes are an integral part of the financial statements.

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                      Statements of Shareholders' Deficit

         For Each of the Two Years in the Period Ended June 30, 2000 and For the Period from August 25, 1997 (Inception) to June 30, 2000

--------------------------------------------------------------------------------

                                                                          Price             Additional
                                     Preferred    Preferred      Common    Per   Common       Paid-in     Accumulated
                                      Shares        Stock        Shares   Share  Stock        Capital      (Deficit)        Total
                                      ------        -----        ------   -----  -----        -------      ---------        -----
Formation of corporation,
  August 25, 1997                         --           --           --               --            --            --            --
     Common shares issued to
       the founders of the
       Company                            --           --      5,075,456       $      508    $    4,667          --      $    5,175
     Purchase and retirement of
       common stock                       --           --     (1,000,000)            (100)         (900)         --          (1,000)
     Net loss                             --           --           --               --            --      $ (111,636)     (111,636)
                                    ----------   ----------   ----------       ----------    ----------    ----------    ----------
Balance, June 30, 1998                    --           --      4,075,456              408         3,767      (111,636)     (107,461)
     Net loss                             --           --           --               --            --        (105,783)     (105,783)
                                    ----------   ----------   ----------       ----------    ----------    ----------    ----------
Balance, June 30, 1999                    --           --      4,075,456              408         3,767      (217,419)     (213,244)
     Common shares issued in a
       private placement offering,
       net of offering costs              --           --        500,000  0.50         50       213,940          --         213,990
     Net loss                             --           --           --               --            --        (182,441)     (182,441)
                                    ----------   ----------   ----------       ----------    ----------    ----------    ----------
Balance, June 30, 2000                    --           --      4,575,456       $      458    $  217,707    $ (399,860)   $ (181,695)
                                    ==========   ==========   ==========       ==========    ==========    ==========    ==========

    The accompanying notes are an integral part of the financial statements.

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                            Statements of Cash Flows

         For Each of the Two Years in the Period Ended June 30, 2000 and For the Period from August 25, 1997 (Inception) to June 30, 2000

--------------------------------------------------------------------------------

                                                                                                       Period from
                                                                 For the             For the         August 25, 1997
                                                               Year Ended          Year Ended        (Inception) to
                                                              June 30, 2000       June 30, 1999       June 30, 2000
                                                              -------------       -------------       -------------
Cash flows from operating activities:

          Net loss                                              $(182,441)          $(105,783)          $(399,860)
     Adjustments to reconcile net loss to
       net cash used in operating
       activities:
          Shares issued to founders of the Company                   --                  --                 5,175
          Investment received in connection with
             the issuance of shares to founders                      --                  --                  --
          Shares reacquired                                          --                  --                (1,000)
          Loss on investment                                         --                   175                --
     Increase (decrease)  in liabilities:
          Accrued liabilities                                       2,037                 (55)              3,250
          Due to related party                                     75,000             105,663             287,031
                                                                ---------           ---------           ---------
Cash used in operating activities                                (105,404)               --              (105,404)
                                                                ---------           ---------           ---------
Cash flows provided by investing activities:

     Increase in notes receivable                                (104,674)               --              (104,674)
                                                                ---------           ---------           ---------
Cash provided by investing activities                            (104,674)               --              (104,674)
                                                                ---------           ---------           ---------
Cash flows provided by financing activities

     Proceeds from the issuance of common stock                   213,990                --               213,990
                                                                ---------           ---------           ---------
Cash used in financing activities                                 213,990                --               213,990
                                                                ---------           ---------           ---------

Net increase (decrease) in cash                                     3,912                --                 3,912

Cash at beginning of period                                          --                  --                  --
                                                                ---------           ---------           ---------
Cash at end of period                                           $   3,912                --             $   3,912
                                                                =========           =========           =========

    The accompanying notes are an integral part of the financial statements.

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                            Statements of Cash Flows

         For Each of the Two Years in the Period Ended June 30, 2000 and For the Period from August 25, 1997 (Inception) to June 30, 2000

--------------------------------------------------------------------------------

                Supplemental Disclosure of Cash Flow Information
                                                                   Period from
                                   For the          For the      August 25, 1997
                                 Year Ended       Year Ended      (Inception) to
                               June 30, 2000    June 30, 1999     June 30, 2000
Interest paid                        --               --                 --
Income taxes paid                    --               --                 --

             Supplemental Schedule of Non-Cash Financing Activities
Repurchase of shares                 --            $ 1,000            $ 1,000
Increase in payable                  --            $(1,000)           $(1,000)
Organization expenses                --            $ 5,175            $ 5,175
Issuance of founders shares          --            $(5,175)           $(5,175)


    The accompanying notes are an integral part of the financial statements.

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                          Notes to Financial Statements

         For Each of the Two Years in the Period Ended June 30, 2000 and For the Period from August 25, 1997 (Inception) to June 30, 2000

--------------------------------------------------------------------------------

1.   Development Stage Operations

     Fuzzy Logic Software Corporation (a development stage company) (the "Company") was incorporated in the state of Delaware on August 25, 1997. It has no operating history, no revenues, no products, nor technology. The Company's initial business plan anticipated the development of computer hardware and software. As such, the Company is subject to the risks and uncertainties associated with a new business. The success of the Company's future operation is dependent upon the Company's ability to successfully develop and market its yet unidentified products and obtain the necessary capital.

     In this connection, during fiscal year ended June 30, 2000, the Company entered into a letter of intent to acquire all of the issued and outstanding shares of The Anvil Group, Inc. However, in September 2000, the transaction was terminated due to the inability to obtain financing. The Company plans to continue to seek other merger opportunities.

     The Company has historically relied on Cascade, Inc., a related party (Note
     6), to meet its cash flow requirements under the terms of the management and cost reimbursement agreement. However, in the event Cascade, Inc. should be unable to continue to satisfy the cash flow requirements, the Company's ability to continue as a going concern could be adversely affected.

2.   Summary of Significant Accounting Policies

     Revenue Recognition

     Revenue will be recognized when goods are shipped or services are performed.

     Start-up Costs

     The Company expenses start-up costs as they are incurred.

     Management Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Disclosures about Fair Value of Financial Instruments

     The Company will account for the value of financial instruments using the fair value method.

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                          Notes to Financial Statements

         For Each of the Two Years in the Period Ended June 30, 2000 and For the Period from August 25, 1997 (Inception) to June 30, 2000

--------------------------------------------------------------------------------

2.   Summary of Significant Accounting Policies, Continued

     Income Taxes

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and noncurrent based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

3.   Notes Receivable

     In April 2000, the Company entered into a letter of intent to acquire all of the issued and outstanding shares of common stock of The Anvil Group, Inc., a company that provides physical and online, web-based corporate security solutions. In anticipation of the transaction, the Company advanced $68,650 to The Anvil Group, Inc. and Anthony Humble, and $36,024 to Anthony Humble, individually, under promissory notes dated June 27, 2000. The note with Anthony Humble, individually, is denominated in Canadian dollars. The amount due has been translated into U.S. dollars using the exchange rate in effect at the balance sheet date. Translation gain or loss arising from exchange rate fluctuations is included in operations. The amount of the translation difference from the date of the notes to the balance sheet date is immaterial. The notes are not collateralized and bear interest at 10% per annum with principal and interest due December 24, 2000. In September 2000, the Company and The Anvil Group, Inc. terminated the planned transaction because the financing desired for the combined companies after consummation of the transaction could not be obtained.

     The Company believes The Anvil Group, Inc. and Anthony Humble have the financial capability to satisfy these note obligations when due and an allowance for uncollectibility is not required.

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                          Notes to Financial Statements

         For Each of the Two Years in the Period Ended June 30, 2000 and For the Period from August 25, 1997 (Inception) to June 30, 2000

--------------------------------------------------------------------------------

4.   Deferred Income Taxes

     The components of the provision for income taxes are as follows:

                                                                                        Period from
                                                    For the             For the       August 25, 1997
                                                  Year Ended          Year Ended      (Inception) to
                                                June 30, 2000       June 30, 1999      June 30, 2000
                                                -------------       -------------      -------------
          Current tax expense

               Federal                                  --                 --                 --
               State                                    --                 --                 --
                                                   ---------          ---------          ---------
                                                        --                 --                 --
                                                   ---------          ---------          ---------
          Deferred tax expense:

               Federal                                  --                 --                 --
               State                                    --                 --                 --
                                                   ---------          ---------          ---------
                                                        --                 --                 --
                                                   ---------          ---------          ---------
          Total provision                               --                 --                 --
                                                   =========          =========          =========

     Significant components of the Company's deferred income tax assets and liabilities at June 30, 2000 and 1999 are as follows:

                                                                                        Period from
                                                    For the             For the       August 25, 1997
                                                  Year Ended          Year Ended      (Inception) to
                                                June 30, 2000       June 30, 1999      June 30, 2000
                                                -------------       -------------      -------------
          Deferred income tax asset:
               Capitalized start-up expenses       $ 135,893          $  73,863          $ 135,893
                                                   ---------          ---------          ---------
          Total deferred income tax asset            135,893             73,863            135,893
               Valuation allowance                  (135,893)           (73,863)          (135,893)
                                                   ---------          ---------          ---------
          Net deferred income tax liability             --                 --                 --
                                                   =========          =========          =========

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                          Notes to Financial Statements

         For Each of the Two Years in the Period Ended June 30, 2000 and For the Period from August 25, 1997 (Inception) to June 30, 2000

--------------------------------------------------------------------------------

4.   Deferred Income Taxes, Continued

     Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:

                                                                                         Period from
                                                        For the           For the      August 25, 1997
                                                      Year Ended        Year Ended     (Inception) to
                                                     June 30, 2000     June 30, 1999    June 30, 2000
                                                     -------------     -------------    -------------
             Tax expense at U.S. statutory rate          (34.0)%           (34.0)%          (34.0)%
             Change in the valuation allowance            34.0              34.0             34.0
                                                         -----             -----            -----
           Effective income tax rate                       --                --               --
                                                         =====             =====            =====

5.   Stock Transactions

     Private Placement Offering

     In November 1999, the Company completed a private placement offering of 500,000 units at a price of $.50 per unit, and received total proceeds of $213,990 net of offering costs of $36,010, of which $25,000 was paid to Cascade, Inc. as a finder's fee. Each unit consists of one share of the Company's common stock and a warrant to purchase the Company's common stock. Each warrant is exercisable into one share of common stock at a price of $.50 per share, is exercisable at any time, and expires two years after the closing date of the offering.

     Founders Shares

     In August 1997, the Company issued 5,175,456 shares to the founders. Additionally, the Company received from the founders, an investment of non-market grade corporate stock valued at $175. In the year ended June 30, 1999, the shares received were deemed worthless and were written off.

     Stock Repurchase

     In October 1997, the Company reacquired and retired 1,000,000 shares of its outstanding common stock from a major shareholder for $1,000 (par value).

     Common Stock Reserved for Future Issuance

     At June 30, 2000, the Company has reserved 500,000 shares of its authorized but unissued common stock for possible future issuances for exercise of stock purchase warrants.

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                          Notes to Financial Statements

         For Each of the Two Years in the Period Ended June 30, 2000 and For the Period from August 25, 1997 (Inception) to June 30, 2000

--------------------------------------------------------------------------------

6.   Related Party Transactions

     The Company has a management and cost reimbursement agreement (the "agreement") with Cascade, Inc., a former major shareholder of the Company. Cascade, Inc. is a related party as some of its principals are shareholders of the Company and exercise control over the Company's activities. Under the terms of the agreement, Cascade, Inc. receives an annual management fee of $100,000 plus amounts for additional consulting services and reimbursement of Company expenses paid by Cascade. In this connection, the Company paid Cascade, Inc. approximately $107,000, $0, and $107,000 for the years ended June 30, 2000, 1999, and for the period from August 25, 1997 (inception) to June 30, 2000, respectively. At June 30, 2000, the Company owed Cascade, Inc. $297,031.

     In addition, in October 1998, a former employee of the Company filed an action in the Province of Ontario, Canada, seeking damages arising from the termination of his employment contract with the Company. In May 2000, a settlement was reached with the former employee. In this connection, Cascade paid the former employee $10,000 on behalf of the Company. Accordingly, the Company recorded a liability to Cascade and recognized a settlement expense of $10,000.

7.   Loss Per Common Share

     Basic and diluted loss per common share have been computed by dividing the loss available to common shareholders by the weighted-average number of common shares for the period.

     The computations of basic and diluted loss per common share for the year ended June 30, 2000 and 1999 and for the period from August 25, 1997 (inception) to June 30, 2000 are as follows:

                                                                                                    Period from
                                                                  For the          For the        August 25, 1997
                                                                Year Ended        Year Ended      (Inception) to
                                                              June 30, 2000      June 30, 1999     June 30, 2000
                                                              -------------      -------------     -------------
          Net loss available to common shareholders             $  192,441        $  105,783        $  409,860
          Weighted-average shares, basic and diluted             4,387,785         4,075,456         4,132,624
                                                                ----------        ----------        ----------
          Loss per common share, basic and diluted              $     0.04        $     0.03        $     0.10
                                                                ==========        ==========        ==========

     No potentially dilutive securities have been issued by the Company.