Form 10QSB
period 2000-09-30
FUZZY LOGIC SOFTWARE CORP
filed 2000-11-20
CIK 1098799

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



[x] QUARTELY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  transition  period  from ____________ to  ____________

Commission File Number:______________

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 13, 2000, there were 4,575,456 shares of the issuer's $.0001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                              Financial Statements
                                   (Unaudited)

                          As of September 30, 2000 and
    For Each of the Three Month Periods Ended September 30, 2000 and 1999 and
      For The Period from August 25, 1997 (Inception) to September 30, 2000

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                        Index to the Financial Statements
                                   (Unaudited)

    For Each of the Three Month Periods Ended September 30, 2000 and 1999 and
      For The Period from August 25, 1997 (Inception) to September 30, 2000


Financial Statements of Fuzzy Logic Software Corporation:

    Balance Sheet, September 30, 2000 (Unaudited)......................................................1

    Statements  of  Operations  (Unaudited)  for the  each of the  three  month  periods  ended
       September  2000 and  1999  and for the  period  from  August  25,  1997  (inception)  to
       September 30, 2000..............................................................................2

    Statements  of  Shareholders'   Deficit  (Unaudited)  for  the  three  month  period  ended
       September 30, 2000 and for the period from August 25, 1997  (inception) to September 30,
       2000............................................................................................3

    Statements  of Cash  Flows  (Unaudited)  for the  each of the  three  month  periods  ended
       September  2000 and  1999  and for the  period  from  August  25,  1997  (inception)  to
       September 30, 2000..............................................................................4

Notes to Financial Statements..........................................................................6

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                                  Balance Sheet

                               September 30, 2000
                                   (Unaudited)

--------------------------------------------------------------------------------

                                     ASSETS

Current assets:
  Cash                                                                $   1,144
  Notes receivable                                                      104,674
                                                                      ---------
Total  assets                                                         $ 105,818
                                                                      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accrued liabilities                                                 $     500
  Due to related party                                                  322,031
                                                                      ---------
Total liabilities                                                       322,531
                                                                      ---------

Shareholders' equity:
  Preferred stock, $.0001 par value; 5,000,000 shares
    authorized, none issued and outstanding                                --
  Common stock, $.0001 par value; 30,000,000 shares
    authorized; 4,575,456 shares issued and outstanding                     458
  Additional paid-in capital                                            217,707
  Deficit accumulated during the development stage                     (434,878)
                                                                      ---------
Total shareholders' equity                                             (216,713)
                                                                      ---------
Total liabilities and shareholders' equity                            $ 105,818
                                                                      =========


    The accompanying notes are an integral part of the financial statements.

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                             Statement of Operations
                                   (Unaudited)

    For Each of the Three Month Periods Ended September 30, 2000 and 1999 and
      For The Period from August 25, 1997 (Inception) to September 30, 2000

--------------------------------------------------------------------------------

                                                                                                      For the
                                                         For the                For the             Period from
                                                       Three-Month            Three-Month          August 25, 1997
                                                      Period Ended           Period Ended           (Inception) to
                                                   September 30, 2000     September 30, 1999      September 30, 2000
                                                   ------------------     ------------------      ------------------
Revenue                                                     --                     --                      --

Cost of revenues                                            --                     --                      --
                                                       ---------              ---------               ---------
     Gross profit                                           --                     --                      --
                                                       ---------              ---------               ---------

Consulting fees                                        $  25,000              $  25,000               $ 355,860

Organization costs                                          --                     --                     5,000

Legal and accounting                                        --                     --                    42,818

Loss on investment                                          --                     --                       175

General and administrative                                    18                    425                  31,050
                                                       ---------              ---------               ---------
     Total operating costs                                25,018                 25,425                 434,903
                                                            --                     --                       (25)
                                                       ---------              ---------               ---------

Net loss                                               $  25,018              $  25,425               $ 434,878
                                                       =========              =========               =========

Loss per common share - basic and diluted              $    0.01              $    0.01               $    0.10
                                                       =========              =========               =========


    The accompanying notes are an integral part of the financial statements.

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                       Statement of Shareholders' Deficit
                                   (Unaudited)

               For the Three Month Period Ended September 30, 2000
      For The Period from August 25, 1997 (Inception) to September 30, 2000

--------------------------------------------------------------------------------

                                                                         Price              Additional
                                    Preferred   Preferred    Common       Per     Common      Paid-in     Accumulated
                                     Shares       Stock      Shares      Share    Stock       Capital       (Deficit)      Total
                                    ---------   ---------  ----------    -----   --------    ----------    ----------    ----------
Formation of corporation, August
  25, 1997                               --          --          --                  --            --            --            --

    Common shares issued to the
      founders of the Company            --          --     5,075,456            $    508    $    4,667          --      $    5,175
    Purchase and retirement of
      common stock                       --          --    (1,000,000)               (100)         (900)         --          (1,000)
    Net loss                             --          --          --                  --            --      $ (111,636)     (111,636)
                                    ---------   ---------  ----------            --------    ----------    ----------    ----------
Balance, June 30, 1998                   --          --     4,075,456                 408         3,767      (111,636)     (107,461)
  Net loss                               --          --          --                  --            --        (105,783)     (105,783)
                                    ---------   ---------  ----------            --------    ----------    ----------    ----------
Balance, June 30, 1999                   --          --     4,075,456                 408          --           3,767      (213,244)
  Common shares issued in private
    placement offering, net of
    offering costs                       --          --       500,000    $0.50         50       213,940          --         213,990
  Net loss                               --          --          --                  --            --        (192,441)     (192,441)
                                    ---------   ---------  ----------            --------    ----------    ----------    ----------
Balance, June 30, 2000                   --          --     4,575,456                 458       217,707      (409,860)     (191,695)

  Net loss                               --          --          --                  --            --         (25,018)      (25,018)
                                    ---------   ---------  ----------            --------    ----------    ----------    ----------
Balance, September 30, 2000              --          --     4,575,456            $    458    $  217,707    $ (434,878)   $ (216,713)
                                    =========   =========  ==========            ========    ==========    ==========    ==========


    The accompanying notes are an integral part of the financial statements.

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                             Statement of Cash Flows
                                   (Unaudited)

    For Each of the Three Month Periods Ended September 30, 2000 and 1999 and
      For The Period from August 25, 1997 (Inception) to September 30, 2000

--------------------------------------------------------------------------------

                                                                                                     For the
                                                        For the                For the             Period from
                                                       Three-Month           Three-Month         August 25, 1997
                                                      Period Ended          Period Ended         (Inception) to
                                                   September 30, 2000    September 30, 1999    September 30, 2000
                                                   ------------------    ------------------    ------------------
Cash flows from operating activities:
  Net loss                                             $ (25,018)            $ (25,425)            $(434,878)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities:
      Shares issued to founders of the
        Company                                             --                    --                   5,175
      Shares reacquired                                     --                    --                  (1,000)
  Increase (decrease)  in liabilities:
    Accrued liabilities                                   (2,750)                  425                   500
    Due to related party                                  25,000                26,000               322,031
                                                       ---------             ---------             ---------
Cash used in operating activities                         (2,768)                 --                (108,172)
                                                       ---------             ---------             ---------
Cash flows provided by investing activities
  Increase in notes receivable                              --                    --                (104,674)
                                                       ---------             ---------             ---------
Cash provided by investing activities                       --                    --                 104,674
                                                       ---------             ---------             ---------
Cash flows provided by financing activities

  Proceeds from the issuance of
    common stock                                            --                    --                (213,990)
                                                       ---------             ---------             ---------
Cash provided by financing activities                       --                    --                 213,990
                                                       ---------             ---------             ---------
Net increase (decrease) in cash                           (2,768)                 --                   1,144

Cash at beginning of period                                3,912                  --                    --
                                                       ---------             ---------             ---------

Cash at end of period                                  $  (1,144)                 --               $   1,114
                                                       =========             =========             =========


    The accompanying notes are an integral part of the financial statements.

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                             Statement of Cash Flows
                                   (Unaudited)

    For Each of the Three Month Periods Ended September 30, 2000 and 1999 and
      For The Period from August 25, 1997 (Inception) to September 30, 2000

--------------------------------------------------------------------------------

                Supplemental Disclosure of Cash Flow Information

                                                                                        For the
                                           For the                For the             Period from
                                          Three-Month           Three-Month         August 25, 1997
                                         Period Ended          Period Ended         (Inception) to
                                      September 30, 2000    September 30, 1999    September 30, 2000
                                      ------------------    ------------------    ------------------
Interest paid                                  --                    --                    --
Income taxes paid                              --                    --                    --


      Supplemental Schedule of Non-Cash Investing and Financing Activities

Repurchase of shares                           --                    --               $   1,000
Increase in payable                            --                    --               $  (1,000)
Organization expenses                          --                    --               $     175
Issuance of founders shares                    --                    --               $    (175)


Stock subscriptions receivable                 --               $ 250,000                  --
Common stock                              $     (50)                 --
Additional paid-in capital                     --               $(249,950)                 --


    The accompanying notes are an integral part of the financial statements.

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                        Notes to the Financial Statements
                                   (Unaudited)

    For Each of the Three Month Periods Ended September 30, 2000 and 1999 and
      For The Period from August 25, 1997 (Inception) to September 30, 2000

--------------------------------------------------------------------------------


1.   Basis of Presentation

     In the opinion of the management of Fuzzy Logic Software Corporation (a development stage company) (the "Company"), the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2000 and the results of operations for the three month periods ended September 30, 2000 and 1999 and for the period from August 25, 1997 (inception) the statements of shareholders' deficit for the three month period ended September 30, 2000 and for the period from August 25, 1997 (inception) to September 30, 2000, and the statements of cash flows for the three month periods ended September 30, 2000 and 1999 and for the period from August 25, 1997 (inception) to September 30, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The statements should be read in conjunction with the financial statements and footnotes for the year ended June 30, 2000, included in the Company's Form 10KSB. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

2.   Development Stage Operations

     The Company was incorporated in the state of Delaware on August 25, 1997. It has no operating history, no revenues, no products nor technology. The Company's initial business plan anticipated the development of computer hardware and software. As such, the Company is subject to the risks and uncertainties associated with a new business. The success of the Company's future operation is dependent upon the Company's ability to successfully develop and market its yet undeveloped products and obtain the necessary capital.

     In this connection, during fiscal year ended June 30, 2000, the Company entered into a letter of intent to acquire all of the issued and outstanding shares of The Anvil Group, Inc. However, in September 2000, the transaction was terminated due to the inability to obtain financing. The Company plans to continue to seek other merger opportunities.

     The Company has historically relied on Cascade, Inc., a related party (Note
     3), to meet its cash flow requirements under the terms of the management and cost reimbursement agreement. However, in the event Cascade, Inc. should be unable to continue to satisfy the cash flow requirements, the Company's ability to continue as a going concern could be adversely affected.

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                        Notes to the Financial Statements
                                   (Unaudited)

    For Each of the Three Month Periods Ended September 30, 2000 and 1999 and
      For The Period from August 25, 1997 (Inception) to September 30, 2000

--------------------------------------------------------------------------------


3.   Related Party Transactions

     The Company has a management and cost reimbursement agreement (the "agreement") with Cascade, Inc., a former major shareholder of the Company. Cascade, Inc. is a related party as some of its principals are shareholders of the Company and exercise control over the Company's activities. Under the terms of the agreement, Cascade, Inc. receives an annual management fee of $100,000 plus amounts for additional consulting services and reimbursement of Company expenses paid by Cascade. In this connection, the Company paid Cascade, Inc. approximately $0, $0, and $107,000 for the each of the three month periods ended September 30, 2000 and 1999 and for the period from August 25, 1997 (inception) to September 30, 2000, respectively. At September 30, 2000, the Company owed Cascade, Inc. $322,031.

4.   Deferred Income Taxes

     Significant components of the Company's deferred income tax assets and liabilities at September 30, 2000 are as follows:

     Deferred income tax asset:

       Capitalized start-up expenses                             $ 147,859
                                                                 ---------
     Total deferred income tax asset                               147,859
       Less: valuation allowance                                  (147,859)
                                                                 ---------
     Net deferred income tax liability                                --
                                                                 =========

     Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:

                                                                                                For the
                                                     For the                For the           Period from
                                                   Three-Month           Three-Month         August 25, 1997
                                                   Period Ended          Period Ended        (Inception) to
                                                September 30, 2000    September 30, 1999    September 30, 2000
                                                ------------------    ------------------    -------------------
     Tax expense at U.S. statutory rate               (34.0)%               (34.0)%               (34.0)%
     Change in the valuation allowance                 34.0                  34.0                  34.0
                                                       ----                  ----                  ----

     Effective income tax rate                           --                    --                    --
                                                       ====                  ====                  ====

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

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                        Notes to the Financial Statements
                                   (Unaudited)

    For Each of the Three Month Periods Ended September 30, 2000 and 1999 and
      For The Period from August 25, 1997 (Inception) to September 30, 2000

--------------------------------------------------------------------------------

5.   Loss Per Common Share

     Basic and diluted loss per common share has been computed by dividing the loss available to common shareholders by the weighted-average number of common share for the period.

     The computations of basic and diluted loss per common share for the three month periods ended September 30, 2000 and 1999 and for the period from August 25, 1997 (inception) to September 30, 2000 are as follows:

                                                                                          For the
                                              For the                For the            Period from
                                             Three-Month           Three-Month         August 25, 1997
                                            Period Ended          Period Ended         (Inception) to
                                         September 30, 2000    September 30, 1999    September 30, 2000
                                         ------------------    ------------------    ------------------
     Basic loss per common share:
       Net loss                              $   25,018            $   25,425            $  434,878
       Weighted-average shares,
         basic and diluted                    4,575,456             4,075,456             4,171,211
                                             ----------            ----------            ----------
     Basic and diluted loss per
       common share                          $     0.01            $     0.01            $     0.10
                                             ==========            ==========            ==========

Item 2.  Plan of Operation

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Liquidity. We have been in the development stage since August 25, 1997 (inception). As of September 30, 2000, we had total assets of $105,818, the majority of which is represented by a note receivable totaling $104,674. In anticipation of the transaction with The Anvil Group, Inc., we advanced $68,650 to The Anvil Group, Inc. and Anthony Humble and $36,024 to Anthony Humble, individually, pursuant to two (2) promissory notes, each dated June 27, 2000. The notes bear interest at ten percent (10%) and the principal and interest are due on December 24, 2000. We believe that The Anvil Group, Inc. and Anthony Humble have the financial capability to repay those notes. However, we cannot guaranty that those notes will be paid.

At September 30, 2000, we had current liabilities of $322,531, the majority of which is represented by $322,031 due to a related party, one of our former major shareholders. At inception, we entered into a fee and cost reimbursement arrangement with this former major shareholder. In connection with this arrangement, a management fee of $100,000 per year is charged to us.

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

Results of Operations. As of September 30, 2000, we have not yet realized any revenue from operations. The Statement of Operations for the period ending September 30, 2000 specifies a net loss of $25,018.

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

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

None.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

27   Financial Data Schedule

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Fuzzy Logic Software Corporation,
                                            a Delaware corporation


November 17, 2000                      By:  /s/ Michael Lynch
                                            ---------------------------------
                                            Michael Lynch
                                       Its: President, Director