Form 10QSB
period 2000-12-31
FUZZY LOGIC SOFTWARE CORP
filed 2001-02-20
CIK 1098799

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



[X[ QUARTELY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended December 31, 2000


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________________ to ____________________

Commission File Number: ____________

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of February 19, 2001, there were 6,975,456 shares of the issuer's $.0001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements





                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                              Financial Statements
                                   (Unaudited)

                           As of December 31, 2000 and
For Each of the Three and Six Month Periods Ended December 31, 2000 and 1999 and
      For The Period from August 25, 1997 (Inception) to December 31, 2000

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                        Index to the Financial Statements
                                   (Unaudited)

  For Each of the Three and Six Month Periods Ended December 31, 2000 and 1999
    and For The Period from August 25, 1997 (Inception) to December 31, 2000

--------------------------------------------------------------------------------

Financial Statements of Fuzzy Logic Software Corporation:

      Balance Sheet, December 31, 2000 (Unaudited)............................ 1

      Statements of Operations  (Unaudited)  for the each of the three and six month periods ended  September  2000 and 1999 and for the period from August 25, 1997  (inception) to
           December 31, 2000.................................................. 2

      Statements of Shareholders' Deficit (Unaudited) for the six month period ended December 31, 2000 and for the period from
           August 25, 1997 (inception) to December 31, 2000 .................. 3

      Statements of Cash  Flows  (Unaudited)  for the each of the six month periods  ended  September  2000 and 1999 and for the period from
           August 25, 1997 (inception) to December 31, 2000 .................. 4

Notes to Financial Statements................................................. 6

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)
                                  Balance Sheet
                                   (Unaudited)

                             As of December 31, 2000

--------------------------------------------------------------------------------

                                     ASSETS

Cash                                                                  $   1,117
Notes receivable                                                        104,674
Accrued interest                                                          5,502
                                                                      ---------
Total  assets                                                         $ 111,293
                                                                      =========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
      Accrued liabilities                                             $  18,905
      Due to related party                                              353,698
                                                                      ---------
Total liabilities                                                       372,603
                                                                      ---------
Shareholders' deficit:
      Common stock, $.0001 par value; 30,000,000 shares
           authorized; 4,575,456 shares issued and outstanding              458
      Preferred stock, $.0001 par value; 5,000,000 shares
           authorized, none issued and outstanding                         --
      Additional paid-in-capital                                        217,707
      Deficit accumulated during the development stage                 (479,475)
                                                                      ---------
Total shareholders' deficit                                            (261,310)
                                                                      ---------
Total liabilities and shareholders' deficit                           $ 111,293
                                                                      =========


    The accompanying notes are an integral part of the financial statements.

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)
                             Statement of Operations
                                   (Unaudited)

For Each of the Three and Six Month Periods Ended December 31, 2000 and 1999 and
      For the Period from August 25, 1997 (inception) to December 31, 2000

--------------------------------------------------------------------------------

                                       For the             For the             For the             For the           Period from
                                     Three Month         Three Month          Six Month           Six Month        August 25, 1997
                                    Period Ended         Period Ended        Period Ended       Period Ended        (Inception) to
                                  December 31, 2000   December 31, 1999   December 31, 2000   December 31, 1999   December 31, 2000
                                  -----------------   -----------------   -----------------   -----------------   -----------------
Revenues                                       --                  --                  --                  --                  --
Cost of revenues                               --                  --                  --                  --                  --
                                  -----------------   -----------------   -----------------   -----------------   -----------------
     Gross profit                              --                  --                  --                  --                  --
                                  -----------------   -----------------   -----------------   -----------------   -----------------

Consulting fees                   $          25,000                --     $          50,000   $          25,000   $         380,860
Organizational costs                           --                  --                  --                  --                 5,000
Legal and accounting                         25,072   $          12,457              25,072              12,457              67,890
Settlement expense                             --                  --                  --                  --                10,000
Loss on investment                             --                  --                  --                  --                   175
General and administrative                       27              10,220                  45              10,645              21,077
                                  -----------------   -----------------   -----------------   -----------------   -----------------
     Total operating expense                 50,099              22,677              75,117              48,102             485,002
                                  -----------------   -----------------   -----------------   -----------------   -----------------
                                             50,099              22,677              75,117              48,102             485,002
Interest income                               5,502                  25               5,502                  25               5,527
                                  -----------------   -----------------   -----------------   -----------------   -----------------
Net loss                          $          44,597   $          22,652   $          69,615   $          48,077   $         479,475
                                  =================   =================   =================   =================   =================

Loss per common share -
     basic and diluted            $            0.01   $            0.01   $            0.02   $            0.01   $            0.11
                                  =================   =================   =================   =================   =================


    The accompanying notes are an integral part of the financial statements.

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)
                       Statements of Shareholders' Deficit
                                   (Unaudited)

              For the Six Month Period Ended December 31, 2000 and
      For the Period from August 25, 1997 (inception) to December 31, 2000

--------------------------------------------------------------------------------

                                                                             Price              Additional
                                      Preferred   Preferred      Common       Per     Common      Paid in    Accumulated
                                       Shares       Stock        Shares      Share     Stock      Capital     (Deficit)     Total
                                     ----------    -------    -----------   -------   -------    ---------    ---------   ---------
Formation of corporation,
 August 25, 1997                           --         --             --                  --           --           --           --
    Common shares issued to
       the founders of the Company                              5,075,456             $   508    $   4,667         --     $   5,175
    Purchase and retirement
        of common stock                    --         --       (1,000,000)               (100)        (900)        --        (1,000)
    Net loss                               --         --             --                  --           --      $(111,636)   (111,636)
                                     ----------    -------    -----------             -------    ---------    ---------   ---------
Balance, June 30, 1998                     --         --        4,075,456                 408        3,767     (111,636)   (107,461)
    Net loss                               --         --             --                  --           --       (105,783)   (105,783)
                                     ----------    -------    -----------             -------    ---------    ---------   ---------
Balance, June 30, 1999                     --         --        4,075,456                 408        3,767     (217,419)   (213,244)
    Common shares issued in a
       private placement offering,
       net of offering costs               --         --          500,000    $ 0.50        50      213,940         --       213,990
    Net loss                               --         --             --                  --           --       (192,441)   (192,441)
                                     ----------    -------    -----------             -------    ---------    ---------   ---------
Balance, June 30, 2000                     --         --        4,575,456                 458      217,707     (409,860)   (191,695)
    Net loss                                                                                                    (69,615)    (69,615)
                                     ----------    -------    -----------             -------    ---------    ---------   ---------
Balance,  December 31, 2000
    (unaudited)                            --         --        4,575,456             $   458    $ 217,707    $(479,475)  $(261,310)
                                     ==========    =======    ===========             =======    =========    =========   =========


    The accompanying notes are an integral part of the financial statements.

                        Fuzzy Logic Software Corporation
                             (A Development Company)
                             Statements of Cashflow
                                   (Unaudited)

     For Each of the Six Month Periods Ended December 31, 2000 and 1999 and
      For the Period from August 25, 1997 (inception) to December 31, 2000

--------------------------------------------------------------------------------

                                                                                                                      For the
                                                                            For the              For the             Period from
                                                                           Six Month            Six Month          August 25, 1997
                                                                          Period Ended         Period Ended        (Inception) to
                                                                        December 31, 2000    December 31, 1999    December 31, 1999
                                                                        -----------------    -----------------    -----------------
Cash flows from operating activities:
     Net loss                                                           $         (69,615)   $         (48,077)   $        (479,475)
     Adjustment to reconcile net loss to
      net cash used in operating activities:
         Shares issued to founders of the
             Company                                                                 --                   --                  5,175
         Shares reacquired                                                           --                   --                 (1,000)
         Decrease (increase) in assets:
             Accrued interest                                                      (5,502)                --                 (5,502)
         Increase (decrease) in liabilities:                                         --                   --                   --
             Accrued liabilities                                                   15,655                7,800               18,905
             Due to related party                                                  56,667               25,000              353,698
                                                                        -----------------    -----------------    -----------------
Cash used in operating activities                                                  (2,795)             (15,277)            (108,199)
                                                                        -----------------    -----------------    -----------------
Cash flows provided by investing activities
     Increase in notes receiveable                                                   --                   --               (104,674)
                                                                        -----------------    -----------------    -----------------
Cash provided by investing activities                                                --                   --               (104,674)
                                                                        -----------------    -----------------    -----------------
Cash flows provided by financing activities
     Proceeds from the issuance of common
         stock                                                                       --                213,990              213,990
                                                                        -----------------    -----------------    -----------------
Cash used in financing activities                                                    --                213,990              213,990
                                                                        -----------------    -----------------    -----------------
Net increase (decrease) in cash                                                    (2,795)             198,713                1,117
Cash at beginning of period                                                         3,912                 --                   --
                                                                        -----------------    -----------------    -----------------
Cash at end of period                                                   $           1,117    $         198,713    $           1,117
                                                                        =================    =================    =================


    The accompanying notes are an integral part of the financial statements.

                        Fuzzy Logic Software Corporation
                             (A Development Company)
                             Statements of Cashflow
                                   (Unaudited)

     For Each of the Six Month Periods Ended December 31, 2000 and 1999 and
      For the Period from August 25, 1997 (inception) to December 31, 2000

--------------------------------------------------------------------------------

                Supplemental Disclosure of Cash flow Information

                                         For the                       For the                       Period from
                                        Six Month                     Six Month                    August 25, 1997
                                       Period Ended                  Period Ended                   (Inception) to
                                    December 31, 2000             December 31, 1999               December 31, 1999
                                  ---------------------         ---------------------           ---------------------
Interest paid                               --                              --                              --
Income taxes paid                           --                              --                              --



             Supplemental Schedule of Non-Cash Financing Activities

Repurchase of shares                        --                              --                        $  1,000
Increase in payable                         --                              --                        $ (1,000)
Organizational expenses                     --                              --                        $  5,175
Issuance of founders shares                 --                              --                        $ (5,175)


    The accompanying notes are an integral part of the financial statements.

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                        Notes to the Financial Statements
                                   (Unaudited)

     For Each of the Three and Six Month Periods Ended December 31, 2000 and 1999 and For The Period from August 25, 1997 (Inception) to December 31, 2000

--------------------------------------------------------------------------------

1.   Basis of Presentation

     In the opinion of the management of Fuzzy Logic Software Corporation (a development stage company) (the "Company"), the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2000 and the results of operations for the three and six month periods ended December 31, 2000 and 1999 and for the period from August 25, 1997 (inception) to December 31, 2000, the statements of shareholders' deficit for the six month period ended December 31, 2000 and for the period from August 25, 1997 (inception) to December 31, 2000, and the statements of cash flows for the six month periods ended December 31, 2000 and 1999 and for the period from August 25, 1997 (inception) to December 31, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The statements should be read in conjunction with the financial statements and footnotes for the year ended June 30, 2000, included in the Company's Form 10KSB. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

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

     The Company has historically relied on Cascade, Inc., a related party (Note
     4), to meet its cash flow requirements under the terms of the management and cost reimbursement agreement. However, in the event Cascade, Inc. should be unable to continue to satisfy the cash flow requirements, the Company's ability to continue as a going concern could be adversely affected.

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                        Notes to the Financial Statements
                                   (Unaudited)

     For Each of the Three and Six Month Periods Ended December 31, 2000 and 1999 and For The Period from August 25, 1997 (Inception) to December 31, 2000

--------------------------------------------------------------------------------

3.   Notes Receivable

     In April 2000, the Company entered into a letter of intent to acquire all of the issued and outstanding shares of common stock of The Anvil Group, Inc., a company that provides physical and online, web-based corporate security solutions. In anticipation of the transaction, the Company advanced $68,650 to The Anvil Group, Inc. and Anthony Humble, and $36,024 to Anthony Humble, individually, under promissory notes dated June 27, 2000. The note with Anthony Humble, individually, is denominated in Canadian dollars. The amount due has been translated into U.S. dollars using the exchange rate in effect at the balance sheet date. Translation gain or loss arising from exchange rate fluctuations is included in operations. The amount of the translation difference from the date of the notes to the balance sheet date is immaterial. The notes are not collateralized and bear interest at 10% per annum with an original maturity date of December 24, 2000. In September 2000, the Company and The Anvil Group, Inc., terminated the planned transaction because the financing desired for the combined companies after consummation of the transaction could not be obtained. As of December 31, 2000, no payments have been received, and as a result they are in default under their payment terms. The Company is currently attempting to renegotiate the terms of both notes.

     The Company believes The Anvil Group, Inc. and Anthony Humble have the financial capability to satisfy these note obligations, and an allowance for uncollectibility is not required.

4.   Related Party Transactions

     The Company has a management and cost reimbursement agreement (the "agreement") with Cascade, Inc., a former major shareholder of the Company. Cascade, Inc. is a related party as some of its principals are shareholders of the Company and exercise control over the Company's activities. Under the terms of the agreement, Cascade, Inc. receives an annual management fee of $100,000 plus amounts for additional consulting services and reimbursement of Company expenses paid by Cascade. In this connection, the Company paid Cascade, Inc. approximately $50,000, $25,000, and $380,860, for the each of the six month periods ended December 31, 2000 and 1999 and for the period from August 25, 1997 (inception) to December 31, 2000, respectively. At December 31, 2000, the Company owed Cascade, Inc. $347,031.

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                        Notes to the Financial Statements
                                   (Unaudited)

     For Each of the Three and Six Month Periods Ended December 31, 2000 and 1999 and For The Period from August 25, 1997 (Inception) to December 31, 2000

--------------------------------------------------------------------------------

5.   Income Taxes

     Reconciliation of the effective tax rate used in provision for income taxes to the U.S. statutory rate is as follows:

                                               For the             For the
                                              Three-Month        Three-Month
                                             Period Ended        Period Ended
                                           December 31, 2000   December 31, 1999
                                           -----------------   -----------------
     Tax expense at U.S. statutory rate             (34.0)%             (34.0)%
     Change in the valuation allowance               34.0                34.0
                                               ----------          ----------

     Effective income tax rate                       --                  --
                                               ==========          ==========

                                                                                              For the
                                                    For the               For the            Period from
                                                    Six-Month            Six-Month         August 25, 1997
                                                  Period Ended         Period Ended        (Inception) to
                                                December 31, 2000    December 31, 1999    December 31, 2000
                                                -----------------    -----------------    -----------------
     Tax expense at U.S. statutory rate               (34.0)%              (34.0)%               (34.0)%
     Change in the valuation allowance                 34.0                 34.0                  34.0
                                                    ---------           ----------            ----------

     Effective income tax rate                          --                   --                    --
                                                    =========           ==========            ==========

     The Company, based upon its history of losses and management's assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them.

6.   Loss Per Common Share

     Basic and diluted loss per common share has been computed by dividing the loss available to common shareholders by the weighted-average number of common share for the period.

     The computations of basic and diluted loss per common share for the three and six month periods ended December 31, 2000 and 1999 and for the period from August 25, 1997 (inception) to December 31, 2000 are as follows:

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                        Notes to the Financial Statements
                                   (Unaudited)

     For Each of the Three and Six Month Periods Ended December 31, 2000 and 1999 and For The Period from August 25, 1997 (Inception) to December 31, 2000

--------------------------------------------------------------------------------

6.   Loss Per Common Share, Continued

                                               For the             For the
                                              Three-Month        Three-Month
                                             Period Ended        Period Ended
                                           December 31, 2000   December 31, 1999
                                           -----------------   -----------------
     Basic loss per common share:
           Net loss                           $   32,130            $   22,652
          Weighted-average shares,
           basic and diluted                   4,575,456             4,408,789
                                              ----------            ----------
     Basic and diluted loss per common share  $     0.01            $     0.01
                                              ==========            ==========

                                                                                              For the
                                                    For the               For the            Period from
                                                    Six-Month            Six-Month         August 25, 1997
                                                  Period Ended         Period Ended        (Inception) to
                                                December 31, 2000    December 31, 1999    December 31, 2000
                                                -----------------    -----------------    -----------------
     Basic loss per common share:
           Net loss                                 $      57,148       $     48,071         $     467,008
          Weighted-average shares,
           basic and diluted                            4,575,456          4,242,123             4,201,720
                                                    -------------       ------------         -------------
     Basic and diluted loss per common share        $        0.01       $       0.01         $        0.11
                                                    =============       ============         =============

7.    Subsequent Event

     Subsequent to December 31, 2000, the Company issued 2,400,000 common shares in a private placement for proceeds of $240,000.

     On January 16, 2001, the Company entered into a non-binding Letter of Intent with Free Trade Medical Network, Inc. to be acquired by means of a reverse merger. On closing, the Company will issue a further 23,000,000 non-voting common shares from treasury for all of the outstanding shares of Free Trade Medical Network, Inc. The Letter of Intent provides that these shares may be exchanged for voting shares if the following performance test is met:

          Free Trade Medical Network, Inc.'s operations shall, in the one-year period following the signing of formal documentation, generate positive earnings before taxes, determined in accordance with generally accepted Canadian accounting principles, for one complete financial quarter to be reflected in the form of an audited financial statement. This audited financial statement must contain a note to the effect that there are written contracts in place sufficient to support projections of operational performance for a full year generating positive net income.

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                        Notes to the Financial Statements
                                   (Unaudited)

     For Each of the Three and Six Month Periods Ended December 31, 2000 and 1999 and For The Period from August 25, 1997 (Inception) to December 31, 2000

--------------------------------------------------------------------------------

7.   Subsequent Event, Continued

     If this performance test is not met, the non-voting shares will be cancelled.

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

Results of Operations. As of December 31, 2000, we have not yet realized any revenue from operations. The Statement of Operations for the six-month period ending December 31, 2000 specifies a net loss of $69,615.

Liquidity. We have been in the development stage since August 25, 1997 (inception). As of December 31, 2000, we had total assets of $111,293, the majority of which is represented by a note receivable totaling $104,674. In anticipation of the transaction with The Anvil Group, Inc., we advanced $68,650 to The Anvil Group, Inc. and Anthony Humble and $36,024 to Anthony Humble, individually, pursuant to two (2) promissory notes, each dated June 27, 2000. The notes bear interest at ten percent (10%) and the principal and interest were due on December 24, 2000. As of December 31, 2000, we have not received any payments and, as a result, both notes are currently in default. We are currently attempting to renegotiate the terms of both notes. We believe that The Anvil Group, Inc. and Anthony Humble have the financial capability to repay those notes. However, we cannot guaranty that those notes will be paid.

At December 31, 2000, we had current liabilities of $372,603, the majority of which is represented by $353,698 due to a related party, one of our former major shareholders. At inception, we entered into a fee and cost reimbursement arrangement with this former major shareholder. In connection with this arrangement, a management fee of $100,000 per year is charged to us.

Subsequent to December 31, 2000, we issued 2,400,000 shares of common stock in reliance upon the exemption from the registration requirements of the Securities Act of 1933 ("Act") specified by the provisions of Section 5 of the Act and Regulation S promulgated by the Securities and Exchange Commission pursuant to that Section 5. Specifically, the offer was made to "non-U.S. persons", as that term is defined under applicable federal and state securities laws. We realized proceeds of $240,000. The proceeds of the offering were used to provide us with working capital.

We are not aware of any trends, demands, commitments or uncertainties that will result in our liquidity decreasing or increasing in a material way. We believe that from our current cash resources we will be able to maintain our current operations. However, should these resources prove to be insufficient, we may be required to raise additional funds or arrange for additional financing over the next 12 months to adhere to our development schedule. We cannot guaranty that we will have access to additional cash in the future, or that funds will be available on acceptable terms to satisfy our cash requirements.

Our Plan of Operation For Next 12 Months. On January 16, 2001, we entered into a non-binding Letter of Intent pursuant to which we will acquire Free Trade Medical Network, Inc. Upon closing of the acquisition, we will issue 23,000,000 shares of non-voting common stock for all of the outstanding shares of Free Trade Medical Network, Inc. The Letter of Intent provides that those shares of non-voting common stock may be exchanged for voting shares of common stock if the following performance test is met:

Free Trade Medical Network, Inc.'s operations shall, in the one-year period following the signing of formal documentation, generate positive earnings before taxes, determined in accordance with generally accepted Canadian accounting principles, for one complete financial quarter to be reflected in the form of an audited financial statement. The audited financial statement must contain a note to the effect that there are written contracts in place sufficient to support projections of operational performance for a full year generating positive net income.

Although we have entered into a letter of intent with Free Trade Medical Network, Inc., we cannot guaranty that our negotiations will materialize into a final agreement. Our failure to consummate the acquisition of Free Trade Medical Network, Inc., will significantly affect our financial performance. In the event that our negotiations fail to materialize into a final agreement, we will continue to seek other merger candidates. We believe that acquisitions and joint ventures will be necessary to obtain the proper expertise and complimentary services with firms able to provide services which will support our future operation.

We are not currently conducting any research and development activities. We do not anticipate conducting any other such activities in the next twelve months. We do not anticipate that we will purchase or sell any significant equipment in the next six to twelve months unless we generate significant revenues.

We do not anticipate that we will hire any employees in the next six to twelve months, unless we generate significant revenues. We believe our future success depends in large part upon the continued service of our key personnel.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Fuzzy Logic Software Corporation,
                                            a Delaware corporation


February 19, 2001                           By:  /s/ Michael Lynch
                                                 -------------------------------
                                                 Michael Lynch
                                                 0President, Director