Form 10QSB
period 2001-03-31
FUZZY LOGIC SOFTWARE CORP
filed 2001-05-21
CIK 1098799

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








(X) QUARTELY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001
                                           --------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from                 to
                                          -----------------   ------------------

Commission File Number: 000-28033

                        Fuzzy Logic Software Corporation
             (Exact name of registrant as specified in its charter)

Delaware                                                              33-0880355
--------                                                              ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

505 Burrard Street, Suite 680, Vancouver, British Columbia, Canada       V7X 1M4
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


                                 (604) 688-5180
                                 --------------
              (Registrant's Telephone Number, Including Area Code)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 20, 2001, there were 6,825,456 shares of the issuer's $.0001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                              Financial Statements
                                   (Unaudited)

                            As of March 31, 2001 and
 For Each of the Three and Nine Month Periods Ended March 31, 2001 and 2000 and
        For The Period from August 25, 1997 (Inception) to March 31, 2001

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                        Index to the Financial Statements
                                   (Unaudited)

 For Each of the Three and Nine Month Periods Ended March 31, 2001 and 2000 and
        For The Period from August 25, 1997 (Inception) to March 31, 2001



--------------------------------------------------------------------------------




 Financial Statements of Fuzzy Logic Software Corporation:

  Balance Sheet, March 31, 2001 (Unaudited)....................................4

  Statements of Operations  (Unaudited)  for the each of the three and nine month  periods ended March 31, 2001 and
      2000  and  for  the  period   from   August  25,  1997
      (inception) to March 31, 2001............................................5

  Statements of  Shareholders'  Deficit  (Unaudited) for the
      nine month  period  ended  March 31,  2001 and for the
      period from August 25, 1997  (inception)  to March 31,
      2001.....................................................................6

  Statements of Cash Flows  (Unaudited)  for the each of the nine month  periods  ended March 31, 2001 and 2000 and
      for the period  from August 25,  1997  (inception)  to
      March 31, 2001...........................................................7

  Notes to Financial Statements (Unaudited)....................................8

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)
                                  Balance Sheet
                                   (Unaudited)
                              As of March 31, 2001

--------------------------------------------------------------------------------

  ASSETS

Current assets:
      Cash                                                                       $  126,661
      Notes receivable                                                              107,516
      Accrued interest                                                                4,851
                                                                               ------------------
Total current assets                                                             $  239,028
                                                                               ==================

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
      Accrued liabilities                                                        $    4,495
      Due to related party                                                          303,698
                                                                               ------------------
Total liabilities                                                                   308,193
                                                                               ------------------
Shareholders' deficit:
      Preferred stock, $.0001 par value; 5,000,000 shares
           authorized, none issued and outstanding                                        -
      Common stock, $.0001 par value; 30,000,000 shares
           authorized; 6,825,456 shares issued and outstanding.                         683
      Additional paid-in-capital                                                    442,482
      Deficit accumulated during the development stage                             (512,330)
                                                                               ------------------
Total shareholders' deficit                                                         (69,165)
                                                                               ------------------
Total liabilities and shareholders' deficit                                      $  239,028
                                                                               ==================









    The accompanying notes are an integral part of the financial statements.

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)
                             Statement of Operations
                                   (Unaudited)

 For Each of the Three and Nine Month Periods Ended March 31, 2001 and 2000 and
        For the Period from August 25, 1997 (inception) to March 31, 2001

--------------------------------------------------------------------------------

                                   For the            For the             For the             For the              Period from
                                 Three Month        Three Month          Nine Month          Nine Month          August 25, 1997
                                 Period Ended       Period Ended        Period Ended        Period Ended          (Inception) to
                                March 31, 2001     March 31, 2000      March 31, 2001       March 31, 2000        March 31, 2001
                               ----------------- ------------------- ------------------- -------------------  ---------------------
Revenues                                      -                   -                   -                   -                      -
Cost of revenues                              -                   -                   -                   -                      -
                               ----------------- ------------------- ------------------- -------------------  ---------------------
     Gross profit                             -                   -                   -                   -                      -
                               ----------------- ------------------- ------------------- -------------------  ---------------------

Consulting fees                   $      24,999    $         69,354     $        74,999   $         119,354       $        405,859
Organizational costs                          -                   -                   -                   -                  5,000
Legal and accounting                      7,495              22,745              32,567              46,212                 75,385
Settlement expense                            -                   -                   -                   -                 10,000
Loss on investment                            -                   -                   -                   -                    175
General and administrative                3,059               2,399               3,103              13,044                 24,135
                               ----------------- ------------------- ------------------- -------------------  ---------------------
     Total operating expense             35,553              94,498             110,669             178,610                520,554
                               ----------------- ------------------- ------------------- -------------------  ---------------------
                                         35,553              94,498             110,669             178,610                520,554
Interest income                           2,697                   -               8,199                  25                  8,224
                               ----------------- ------------------- ------------------- -------------------  ---------------------
Net loss                          $      32,856    $         94,498     $       102,470    $        178,585       $        512,330
                               ================= =================== =================== ===================  =====================
Loss per common share -
     basic and diluted            $           -    $           0.02     $          0.02    $           0.04       $           0.10
                               ================= =================== =================== ===================  =====================







  The accompanying notes are an integral part of the financial statements.

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)
                       Statements of Shareholders' Deficit
                                   (Unaudited)
               For the Nine Month Period Ended March 31, 2001 and
        For the Period from August 25, 1997 (inception) to March 31, 2001

--------------------------------------------------------------------------------

                                                                                 Price                  Additional
                                   Preferred   Preferred     Common     Per     Common     Paid in     Accumulated
                                     Shares      Stock       Shares    Share     Stock     Capital      (Deficit)         Total
                                   ----------- ----------- ---------  -------- --------- ------------ --------------- --------------
Formation of corporation,
 August 25, 1997                            -           -          -                   -            -              -              -
    Common shares issued to
       the founders of the Company          -           -  5,075,456            $    508   $    4,667              -    $     5,175
    Purchase and retirement
        of common stock                     -           - (1,000,000)               (100)        (900)             -         (1,000)
    Net loss                                -           -          -                   -            -   $   (111,636)      (111,636)
                                   ----------- ----------- ---------           --------- ------------ --------------- --------------
Balance, June 30, 1998                      -           -  4,075,456                 408        3,767       (111,636)      (107,461)
    Net loss                                -           -          -                   -            -       (105,783)      (105,783)
                                   ----------- ----------- ---------           --------- ------------ --------------- --------------
Balance, June 30, 1999                      -           -  4,075,456                 408        3,767       (217,419)      (213,244)
    Common shares issued in a
       private placement offering,
       net of offering costs                -           -    500,000   $  0.50        50      213,940              -        213,990
    Net loss                                -           -          -                   -            -       (192,441)      (192,441)
                                   ----------- ----------- ---------           --------- ------------ --------------- --------------
Balance, June 30, 2000                      -           -  4,575,456                 458      217,707       (409,860)      (191,695)
    Common shares issued in a
       private placement offering,
       net of offering costs                -           -  2,250,000   $  0.10       225      224,775              -        225,000
    Net loss                                -           -                              -            -       (102,470)      (102,470)
                                   ----------- ----------- ---------           --------- ------------ --------------- --------------
Balance,  March 31, 2001
    (unaudited)                             -           -  6,825,456            $    683  $   442,482   $   (512,330)   $   (69,165)
                                   ----------- ----------- ---------           --------- ------------ --------------- --------------



     The accompanying notes are an integral part of the financial statements.

                        Fuzzy Logic Software Corporation
                             (A Development Company)
                             Statements of Cashflows
                                   (Unaudited)
      For Each of the Nine Month Periods Ended March 31, 2001 and 2000 and
        For the Period from August 25, 1997 (inception) to March 31, 2001

--------------------------------------------------------------------------------

                                                                                                             For the
                                                                 For the              For the              Period from
                                                               Nine Month            Nine Month          August 25, 1997
                                                              Period Ended          Period Ended          (Inception) to
                                                             March 31, 2001         March 31, 2001        March 31, 2001
                                                            -------------------  --------------------  -----------------------
Cash flows from operating activities:
     Net loss                                                  $     (102,470)       $     (178,585)       $       (512,330)
     Adjustment to reconcile net loss to
      net cash used in operating activities:
        Shares issued to founders of the
            Company                                                         -                     -                   5,175
        Shares reacquired                                                   -                     -                  (1,000)
        Decrease (increase) in assets:
            Accrued interest                                           (4,851)                    -                  (4,851)
        Increase (decrease) in liabilities:
            Accrued liabilities                                         1,245                 7,799                   4,495
            Due to related party                                        6,667                25,000                 303,698
                                                              ----------------     -----------------     -------------------
Cash used in operating activities                                     (99,409)             (145,786)               (204,813)
                                                              ----------------     -----------------     -------------------
Cash flows used in investing activities
     Increase in notes receiveable                                     (2,842)                    -                (107,516)
                                                              ----------------     -----------------     -------------------
Cash used in investing activities                                      (2,842)                    -                (107,516)
                                                              ----------------     -----------------     -------------------
Cash flows provided by financing activities
     Proceeds from the issuance of common
        stock                                                         225,000               250,000                 438,990
                                                              ----------------     -----------------     -------------------
Cash provided by financing activities                                 225,000               250,000                 438,990
                                                              ----------------     -----------------     -------------------
Net increase in cash                                                  122,749               104,214                 126,661
Cash at beginning of period                                             3,912                     -                       -
                                                              ----------------     -----------------     -------------------
Cash at end of period                                           $     126,661        $      104,214         $       126,661
                                                              ================     =================     ===================








  The accompanying notes are an integral part of the financial statements.

                        Fuzzy Logic Software Corporation
                             (A Development Company)
                             Statements of Cashflow
                                   (Unaudited)

      For Each of the Nine Month Periods Ended March 31, 2001 and 2000 and
        For the Period from August 25, 1997 (inception) to March 31, 2001
--------------------------------------------------------------------------------


                Supplemental Disclosure of Cash flow Information

                                                   For the                    For the                   Period from
                                                  Nine Month                 Nine Month               August 25, 1997
                                                 Period Ended               Period Ended               (Inception) to
                                                March?31, 2001             March 31, 2000              March?31, 2001
                                              --------------------      -----------------------     --------------------
Interest paid                                          -                           -                             -
Income taxes paid                                      -                           -                             -



             Supplemental Schedule of Non-Cash Financing Activities

Repurchase of shares                                   -                           -                    $    1,000
Increase in payable                                    -                           -                    $   (1,000)
Organizational expenses                                -                           -                    $    5,175
Issuance of founders shares                            -                           -                    $   (5,175)


 The accompanying notes are an integral part of the financial statements.

              Fuzzy Logic Software Corporation
                (A Development Stage Company)

              Notes to the Financial Statements
                         (Unaudited)
 For Each of the Three and Nine Month Periods Ended March 31, 2001 and 2000 and
      For The Period from August 25, 1997 (Inception) to March 31, 2001

--------------------------------------------------------------------------------




1.    Basis of Presentation
      ---------------------
      In the opinion of the management of Fuzzy Logic Software Corporation (a development stage company) (the "Company"), the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2001 and the results of operations for the three and nine month periods ended March 31, 2001 and 2000 and for the period from August 25, 1997 (inception) to March 31, 2001, the statements of shareholders' deficit for the nine month period ended March 31, 2001 and for the period from August 25, 1997 (inception) to March 31, 2001, and the statements of cash flows for the nine month periods ended March 31, 2001 and 2000 and for the period from August 25, 1997 (inception) to March 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The statements should be read in conjunction with the financial statements and footnotes for the year ended June 30, 2000, included in the Company's Form 10KSB. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

2.    Development Stage Operations
      ----------------------------
      The Company was incorporated in the state of Delaware on August 25, 1997. It has no operating history, no revenues, no products nor technology. The Company's initial business plan anticipated the development of computer hardware and software. As such, the Company is subject to the risks and uncertainties associated with a new business. The success of the Company's future operation is dependent upon the Company's ability to successfully develop and market its yet undeveloped products and obtain the necessary capital.

      In this connection, during fiscal year ended June 30, 2000, the Company entered into a letter of intent to acquire all of the issued and outstanding shares of The Anvil Group, Inc. However, in September 2000, the transaction was terminated due to the inability to obtain financing.

      On January 16, 2001, the Company entered into a non-binding Letter of Intent with Free Trade Medical Network, Inc. to be acquired by means of a reverse merger. On closing, the Company will issue a further 23,000,000 non-voting common shares from treasury for all of the outstanding shares of Free Trade Medical Network, Inc. The Letter of Intent provides that these shares may be exchanged for voting shares if, among other things, Free Trade Medical Network, Inc.'s operations, in the one-year period following the signing of formal

              Fuzzy Logic Software Corporation
                (A Development Stage Company)

              Notes to the Financial Statements
                         (Unaudited)
 For Each of the Three and Nine Month Periods Ended March 31, 2001 and 2000 and For The Period from August 25, 1997 (Inception) to March 31, 2001

--------------------------------------------------------------------------------


2.    Development Stage Operations, Continued
      ---------------------------------------
         documentation, generates positive earnings before taxes for one complete financial quarter, determined in accordance with generally accepted Canadian accounting principles.

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

3.    Notes Receivable
      ----------------

      In April 2000, the Company entered into a letter of intent to acquire all of the issued and outstanding shares of common stock of The Anvil Group, Inc., a company that provides physical and online, web-based corporate security solutions. In anticipation of the transaction, the Company advanced $68,650 to The Anvil Group, Inc. and Anthony Humble, and $36,024 to Anthony Humble, individually, under promissory notes dated June 27, 2000. The note with Anthony Humble, individually, is denominated in Canadian dollars. The amount due has been translated into U.S. dollars using the exchange rate in effect at the balance sheet date. Translation gain or loss arising from exchange rate fluctuations is included in operations. The amount of the translation difference from the date of the notes to the balance sheet date is immaterial. The notes are not collateralized and bear interest at 10% per annum with an original maturity date of December 24, 2000. In September 2000, the Company and The Anvil Group, Inc., terminated the planned transaction because the financing desired for the combined companies after consummation of the transaction could not be obtained. As of March 31, 2001, payments of $10,000 have been received, however, the notes are still in default under their payment terms. The Company is currently attempting to renegotiate the terms of both notes.

      The Company believes The Anvil Group, Inc. and Anthony Humble have the financial capability to satisfy these note obligations, and an allowance for uncollectibility is not required.

      In February 2001, the Company loaned $12,827 U.S. ($19,000 Canadian) to Free Trade Medical Network, Inc. and two individuals, Douglas Hitchlock and Leon Lekhtman. The note bears interest at 10% per annum with principal and interest due April 26, 2001. The note amount has been translated into U.S. dollars using the exchange rate in effect at the balance sheet date. The amount of the translation difference from the date of the note to the balance sheet date is immaterial.

              Fuzzy Logic Software Corporation
                (A Development Stage Company)

              Notes to the Financial Statements
                         (Unaudited)
 For Each of the Three and Nine Month Periods Ended March 31, 2001 and 2000 and For The Period from August 25, 1997 (Inception) to March 31, 2001

--------------------------------------------------------------------------------


4.    Related Party Transactions
      --------------------------

      The Company has a management and cost reimbursement agreement (the "agreement") with Cascade, Inc., a former major shareholder of the Company. Cascade, Inc. is a related party as some of its principals are shareholders of the Company and exercise control over the Company's activities. Under the terms of the agreement, Cascade, Inc. receives an annual management fee of $100,000 plus amounts for additional consulting services and reimbursement of Company expenses paid by Cascade. In this connection, the Company paid Cascade, Inc. approximately $75,000, $107,000, and $182,000, for the each of the nine month periods ended March 31, 2001 and 2000 and for the period from August 25, 1997 (inception) to March 31, 2001, respectively. At March 31, 2001, the Company owed Cascade, Inc. $303,698.

5.    Income Taxes
      ------------
      Reconciliation of the effective tax rate used in provision for income taxes to the U.S. statutory rate is as follows:

                                                                          For the             For the
                                                                         Three-Month        Three-Month
                                                                        Period Ended       Period Ended
                                                                       March 31, 2001     March 31, 2000
                                                                       --------------     --------------
           Tax expense at U.S. statutory rate                               (34.0)%             (34.0)%
           Change in the valuation allowance                                34.0                34.0
                                                                         ----------          ----------

           Effective income tax rate                                           -                   -
                                                                         ==========          ==========

                                                                                             For the
                                                     For the               For the          Period from
                                                    Nine-Month           Nine-Month       August 25, 1997
                                                   Period Ended         Period Ended      (Inception) to
                                                  March 31, 2001       March 31, 2000     March 31, 2001
                                                  --------------       --------------     --------------
           Tax expense at U.S. statutory rate          (34.0)%              (34.0)%             (34.0)%
           Change in the valuation allowance           34.0                 34.0                34.0
                                                     ---------           ----------          ----------

           Effective income tax rate                      -                    -                   -
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

              Fuzzy Logic Software Corporation
                (A Development Stage Company)

              Notes to the Financial Statements
                         (Unaudited)
 For Each of the Three and Nine Month Periods Ended March 31, 2001 and 2000 and For The Period from August 25, 1997 (Inception) to March 31, 2001

--------------------------------------------------------------------------------

6.    Loss Per Common Share
      ---------------------
      Basic and diluted loss per common share has been computed by dividing the loss available to common shareholders by the weighted-average number of common share for the period.

      The computations of basic and diluted loss per common share for the three and nine month periods ended March 31, 2001 and 2000 and for the period from August 25, 1997 (inception) to March 31, 2001 are as follows:

                                                                               For the             For the
                                                                              Three-Month        Three-Month
                                                                             Period Ended       Period Ended
                                                                            March 31, 2001     March 31, 2000
                                                                            --------------     --------------
         Basic loss per common share:
               Net loss                                                     $      29,508       $      94,498

              Weighted-average shares, basic and diluted                        6,075,456           4,529,701
                                                                            -------------      --------------

         Basic and diluted loss per common share                            $       0.00        $        0.02
                                                                            ============       ==============


                                                                                                  For the
                                                          For the               For the          Period from
                                                         Nine-Month           Nine-Month       August 25, 1997
                                                        Period Ended         Period Ended      (Inception) to
                                                       March 31, 2001       March 31, 2000     March 31, 2001
                                                       --------------       --------------     --------------
         Basic loss per common share:
               Net loss                                 $      99,122      $      178,585       $     508,982

              Weighted-average shares, basic and diluted    5,075,456      $    4,355,456       $   5,326,540
                                                        -------------      --------------       -------------

         Basic and diluted loss per common share        $        0.02      $        0.04$       $        0.10
                                                        =============      ==============       =============


7.    Common Stock Transaction
      ------------------------
      In March 31, 2000, the Company issued 2,250,000 shares of common stock at $0.10 per share in a private placement and realized proceeds of $225,000.

Item 2.  Plan of Operation
--------------------------

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

Our Business. We were originally incorporated for the purpose of developing software programs and manufacturing control boards and computer chips for "Fuzzy Logic" control applications. Fuzzy Logic is a computer modeling language that recognizes multi-valued states between zero and one, thereby allowing computers to represent or manipulate terms with greater complexity; and to exercise "human-like" judgment in the automation of sophisticated tasks. This system eliminates the on/off rigidity typical of computer control systems and results in more flexible and subtle process controls. On September 16, 1997, FZZ, Inc., a Colorado corporation ("FZZ") was merged into and with us. Prior to the merger, FZZ had not conducted any operations. In July 1999, our management changed and new management decided to establish a different business.

On January 16, 2001, we entered into a non-binding letter of intent pursuant to which we will acquire Free Trade Medical Network, Inc. Upon closing of the acquisition, we will issue 23,000,000 shares of non-voting common stock for all of the outstanding shares of Free Trade Medical Network, Inc. The Letter of Intent provides that those shares of non-voting common stock may be exchanged for voting shares of common stock if the following performance test is met.

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

Results of Operations. As of March 31, 2001, we have not yet realized any revenue from operations. The Statement of Operations for the nine-month period ending March 31, 2001 specifies a net loss of $102,470.

Liquidity. We have been in the development stage since August 25, 1997 (inception). As of March 31, 2001, we had total assets of $239,028, the majority of which is represented by a note receivable totaling $107,596. Prior to a proposed transaction with The Anvil Group, Inc., we advanced $68,650 to The Anvil Group, Inc. and Anthony Humble and $36,024 to Anthony Humble, individually, pursuant to two (2) promissory notes, each dated June 27, 2000. The notes bear interest at ten percent (10%) and the principal and interest were due on December 24, 2000. As of March 31, 2001, we have received payments of $10,000, however, the notes are still in default. We are currently attempting to renegotiate the terms of both notes. We believe that The Anvil Group, Inc. and Anthony Humble have the financial capability to repay those notes. However, we cannot guaranty that those notes will be paid.

In February 2001, we loaned $12,827 to Free Trade Medical Network, Inc. and two individuals, Douglas Hitchlock and Leon Lekhtman. The note bears interest at 10% per annum with principal and interest due April 26, 2001. The note amount has been translated into U.S. dollars using the exchange rate in effect at the balance sheet date. The amount of the translation difference from the date of the note to the balance sheet date is immaterial.

At March 31, 2001, we had current liabilities of $308,193, the majority of which is represented by $303,698 due to a related party, one of our former major shareholders. At inception, we entered into a fee and cost reimbursement arrangement with this former major shareholder. In connection with this arrangement, a management fee of $100,000 per year is charged to us.

In March, 2001, we issued 2,250,000 shares of common stock in reliance upon the exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 ("Act") specified by the provisions of Section 5 of that act and Regulation S promulgated by the Securities and Exchange Commission pursuant to that Section 5. Specifically, the offer was made to "non-U.S. persons", as that term is defined under applicable federal and state securities laws. We realized proceeds of $225,000. The proceeds of the offering were used to provide us with working capital.

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

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

None.

Item 2. Changes in Securities.
-------------------------------

None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

None.

Item 5.  Other Information
--------------------------
None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Fuzzy Logic Software Corporation,
                             a Delaware corporation


May 20, 2001               By: /s/Michael Lynch,
                               --------------------------------------------
                               Michael Lynch, President, Director