Form 10KSB
period 2001-06-30
FUZZY LOGIC SOFTWARE CORP
filed 2001-10-22
CIK 1098799

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB







 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
  OF 1934  For the fiscal year ended June 30, 2001
                                     -------------

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934  For the transition period from                 to
                                             -----------------  ----------------

Commission File Number: 000-28033
                        ---------


                        Fuzzy Logic Software Corporation
                        --------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                             33-0880355
                                                                     ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

505 Burrard Street, Suite 680, Vancouver, British Columbia, Canada      V7X 1M4
-------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (604) 688-5180
                                 --------------
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


State issuer's revenues for its most recent fiscal year. $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of October 15, 2001, approximately $2,364,855.

As of October 15, 2001, there were 6,975,456 shares of the issuer's $.0001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

                      [ ]  Yes     [ ]  No

                                     PART I


Item 1. Description of Business.
-------------------------------

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

On January 16, 2001, we entered into a non-binding letter of intent pursuant to which we intended to acquire Free Trade Medical Network, Inc. Upon closing of the acquisition, we were to issue 23,000,000 shares of non-voting common stock for all of the outstanding shares of Free Trade Medical Network, Inc. The Letter of Intent further provided that those shares of non-voting common stock may be exchanged for voting shares of common stock if the following performance test was met:

Free Trade Medical Network, Inc.'s operations shall, (i) provide confirmation that financing of at least $500,000 Canadian has been arranged for corporate use; and (ii) in the one-year period following the signing of formal documentation, generate positive earnings before taxes, determined in accordance with generally accepted Canadian accounting principles, for one complete financial quarter to be reflected in the form of an audited financial statement. The audited financial statement must further contain a note to the effect that there are written contracts in place sufficient to support projections of operational performance for a full year generating positive net income. The proposed merger was to be complete upon conversion of the nonvoting shares into voting shares.

Although we have entered into a letter of intent with Free Trade Medical Network, Inc., we terminated the letter of intent and a Share Purchase Agreement we entered into with Free Trad Medical Network, Inc. on August 31, 2001. Our failure to consummate the acquisition of Free Trade Medical Network, Inc., will significantly affect our financial performance. We will continue to seek other merger candidates. We believe that acquisitions and joint ventures will be necessary to obtain the proper expertise and complimentary services with firms able to provide services which will support our future operation.

Item 2.  Description of Property.
---------------------------------

Our Facilities. At this time, we occupy facilities provided by our Canadian securities counsel at no charge to us. This office space is located at 505 Burrard Street, Suite 680, Vancouver, British Columbia, Canada.

Item 3.  Legal Proceedings.
--------------------------

We are not aware of any pending litigation nor do we have any reason to believe that any such litigation exists.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

Not applicable.

                                     PART II

Item 5.  Market Price for Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------------

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

Prices of Common Stock. We participate in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the Nasdaq Stock Market, and prices for our common stock are published on the OTC Bulletin Board under the trading symbol "FZZY.OB". This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. As of October 15, 2001 we had a low bid price of $0.33 and a high bid price of $0.34. Over the last 52 weeks, our common stock had a low bid price of $0.21 per share and a high bid price of $0.58 per share. The bid price is currently approximately $0.35 per share.

The following table specifies the reported high and low closing prices of our common stock on the OTCBB for the periods indicated. Quotations reflect quotes for inter-dealer prices, without retail mark-up, mark down or commissions and may not represent actual transactions.

===================================== ================== ======================
                       Period                High                   Low
------------------------------------- ------------------ ----------------------
April 1, 2001 - June 30, 2001                $0.45                 $0.29
------------------------------------- ------------------ ----------------------
January 1, 2001 - March 31, 2001             $.58                  $0.28
------------------------------------- ------------------ ----------------------
October 1, 2000 - December 31, 2000          $0.50                 $0.21
------------------------------------- ------------------ ----------------------
July 1, 2000 - September 30, 2000            $0.74                 $0.25
===================================== ================== ======================

We are authorized to issue 30,000,000 shares of $.0001 par value common stock, each share of common stock having equal rights and preferences, including voting privileges. As of October 11, 2001, 6,975,456 shares of our common stock were issued and outstanding. We are also authorized to issue 5,000,000 shares of $.0001 par value preferred stock, none of which is issued and outstanding.

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

Dividends. The payment by us of dividends, if any, in the future, shall be determined by our Board of Directors, in its discretion, and will depend on, among other things, our earnings, our capital requirements, and our financial condition, as well as other relevant factors. We have not paid or declared any dividends to date. Holders of common stock are entitled to receive dividends as declared and paid from time to time by our Board of Directors from funds legally available. We intend to retain any earnings for the operation and expansion of our business. We continue to operate at a loss and, therefore,do not anticipate paying cash dividends in the foreseeable future.

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

Item 6. Management's Discussion and Analysis of Financial Condition or Plan of Operation.
-----------------------------------------------------------------------

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

Liquidity. We have been in the development stage since August 25, 1997 (inception). As of June 30, 2001, we had total assets of $35,725. In anticipation of the transaction with The Anvil Group, Inc., we advanced $68,650 to The Anvil Group, Inc. and Anthony Humble and $36,024 to Anthony Humble, individually, pursuant to two (2) promissory notes, each dated June 27, 2000. The uncollateralized notes bear interest at ten percent (10%) and the principal and interest are due on December 24, 2000. While we believe The Anvil Group, Inc. and Anthony Humble have the financial capacity to satisfy these note obligations, the notes are past due and one payment of principal and interest of $13,333 has been received on only one of the notes. We are unsure if additional payments will be received and cannot guaranty that those notes will be paid.

At June 30, 2001, we had total liabilities of $255,735, the majority of which is represented by $239,367 due to a related party, Cascade, Inc., which was one of our former major shareholders. At inception, we entered into a fee and cost reimbursement arrangement with this former major shareholder. In connection with this arrangement, a management fee of $100,000 is charged to us each year.

We are not aware of any trends, demands, commitments or uncertainties that will result in our liquidity decreasing or increasing in a material way. We believe that from our cash resources at June 30, 2001, which totaled $35,725, we will be able to maintain our current operations. However, should these resources prove to be insufficient, we may be required to raise additional funds or arrange for additional financing over the next 12 months to adhere to our development schedule. No assurance can be given, however, that we will have access to additional cash in the future, or that funds will be available on acceptable terms to satisfy our cash requirements.

Results of Operations. As of June 30, 2001, we have not yet realized any revenue from operations. The Statement of Operations for the fiscal year ended June 30, 2001 specifies a net loss of $268,315.

Our success is materially dependent upon our ability to satisfy additional financing requirements. We are reviewing our options to raise substantial equity capital. We cannot presently estimate when we will begin to realize revenues. In order to satisfy our capital requirements, management has held and continues to conduct negotiations with various investors. We anticipate that these negotiations will result in additional investments in the company. To achieve and maintain competitiveness, we may be required to raise additional substantial funds. We anticipate that we will need to raise significant capital to develop, promote and conduct our operations. Such capital may be raised through public or private financing as well as borrowing and other sources. There can be no assurance that funding for our operations will be available under favorable terms, if at all. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners.

Our Plan of Operation For Next 12 Months. On January 16, 2001, we entered into a non-binding Letter of Intent pursuant to which we intended to acquire Free Trade Medical Network, Inc. However, we failed to consummate the acquisition of Free Trade Medical Network, Inc., which will significantly affect our financial performance. We will continue to seek other merger candidates. We believe that acquisitions and joint ventures will be necessary to obtain the proper expertise and complimentary services with firms able to provide services which will support our future operation.

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

Item 7.  Financial Statements
-----------------------------





                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                              Financial Statements

                             As of June 30, 2001 and
         For Each of the Two Years in the Period Ended June 30, 2001 and
        For the Period from August 25, 1997 (Inception) to June 30, 2001

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                        Index to the Financial Statements
                             As of June 30, 2001and
         For Each of the Two Years in the Period Ended June 30, 2001 and
        For the Period from August 25, 1997 (Inception) to June 30, 2001





     Report of Independent Auditors ..........................................1

     Financial Statements of Fuzzy Logic Software Corporation:

         Balance Sheet, June 30, 2001.........................................2

         Statements  Of  Operations  for each of the Two Years in the Period
          Ended June 30, 2001 and for the Period from August 25, 1997
         (Inception) to June 30, 2001.........................................3

         Statements Of Shareholders' Deficit for each of the Two Years in the
          Period Ended June 30, 2001 and for the Period from August 25, 1997
         (Inception) to June 30, 2001.........................................4

         Statements  of Cash  Flows for each of the Two Years in the Period
          Ended June 30,  2001 and for the Period from August 25, 1997
         (Inception) to June 30, 2001.........................................5

     Notes to Financial Statements............................................7

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors
Fuzzy Logic Software Corporation

We have audited the accompanying balance sheet of Fuzzy Logic Software Corporation (a development stage company) as of June 30, 2001, and the related statements of operations, shareholders' deficit, and cash flows for each of the two years ended June 30, 2001 and for the period from August 25, 1997 (inception) to June 30, 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fuzzy Logic Software Corporation (a development stage company) as of June 30, 2001 and 2000, and the results of its operations and its cash flows for each of the two years ended June 30, 2001 and for the period from August 25, 1997 (inception) to June 30, 2001 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no operations, products, or facilities, significant resources will be required to implement its plan of operations, and it relies on a related party and sale of the Company's equity securities to meet its cash flow requirements, thereby raising substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Kelly & Company
Newport Beach, California
October 12, 2001

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                                  Balance Sheet
                                 June 30, 2001
--------------------------------------------------------------------------------


                                     ASSETS

Current assets:
Cash                                                                                      $       35,725
Notes receivable, net of allowance for uncollectible
notes of $115,125                                                                                      -
                                                                                          ---------------
Total  assets                                                                             $       35,725
                                                                                          ===============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accrued liabilities                                                                       $       16,368
Due to related party                                                                             239,367
                                                                                          ---------------
Total liabilities                                                                                255,735
                                                                                          ---------------

Shareholders' deficit:
Common stock, $.0001 par value;
30,000,000 shares authorized; 6,975,456 shares issued and outstanding at June 30, 2001               698
Preferred stock, $.0001 par value;
 5,000,000 shares authorized, none issued and outstanding at June 30, 2001                             -
Additional paid-in capital                                                                       457,467
       Deficit accumulated during the development stage                                         (678,175)
                                                                                          ---------------
Total shareholders' deficit                                                                     (220,010)
                                                                                          ---------------
Total liabilities and shareholders' deficit                                               $       35,725
                                                                                          ===============









    The accompanying notes are an integral part of the financial statements.

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                            Statements of Operations
         For Each of the Two Years in the Period Ended June 30, 2001 and
        For the Period from August 25, 1997 (Inception) to June 30, 2001

--------------------------------------------------------------------------------

                                                                                                    Period from
                                                                For the            For the        August 25, 1997
                                                              Year Ended         Year Ended       (Inception) to
                                                             June 30, 2001      June 30, 2000      June 30, 2001
                                                           ------------------  ----------------  ------------------
Revenues                                                                   -                 -                   -
Cost of revenues                                                           -                 -                   -
                                                           ------------------  ----------------  ------------------
Gross profit                                                               -                 -                   -
Consulting fees                                            $         100,000    $      130,860   $         430,860
Organization costs                                                         -                 -               5,000
Legal and accounting                                                  56,539            37,450              94,217
Settlement expense                                                         -            10,000              10,000
Provision for uncollectible notes receivable                         115,125                 -             115,125
Loss on investment                                                         -                 -                 175
General and administrative expenses                                    7,608            14,156              27,412
                                                           ------------------  ----------------  ------------------
Total operating costs                                                279,272           192,466             682,789
Interest income                                                      (10,957)              (25)            (10,982)
                                                           ------------------  ----------------  ------------------
Net loss                                                   $         268,315    $      192,441   $        671,807
                                                           ==================  ================  ==================

Loss per common share - basic and diluted                  $            0.05    $         0.04   $           0.11
                                                           ==================  ================  ==================



   The accompanying notes are an integral part of the financial statements.

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                       Statements of Shareholders' Deficit
         For Each of the Two Years in the Period Ended June 30, 2001 and
        For the Period from August 25, 1997 (Inception) to June 30, 2001

-------------------------------------------------------------------------------

                                                                                                                        Deficit
                                                                                              Price     Additional   Accumulated
                                         Preferred   Preferred   Common     Per    Common    Paid-in    Development    During
                                           Shares       Stock    Shares    Share    Stock    Capital       Stage        Total
                                         --------- ---------- ----------- -------  -------  ---------  ------------ ------------
Formation of corporation, August 25, 1997     -          -             -                -          -             -            -
Common shares issued to the founders
of the Company                                -          -     5,075,456            $ 508    $ 4,667             -     $ 5,175
Purchase and retirement  of common
stock                                         -          -    (1,000,000)            (100)      (900)            -      (1,000)
Net loss                                      -          -             -                -          -    $ (111,636)    (111,636)
                                                              -----------          -------  ---------  ------------ ------------
Balance, June 30, 1998                        -          -     4,075,456              408      3,767      (111,636)    (107,461)
Net loss                                      -          -             -                -          -      (105,783)    (105,783)
                                                              -----------          -------  ---------  ------------ ------------
Balance, June 30, 1999                        -          -     4,075,456              408      3,767      (217,419)    (213,244)
Common shares issued in a private
placement offering, net of offering
costs                                         -          -       500,000   $0.50       50    213,940             -     213,990
Net loss                                      -          -             -                -          -      (192,441)    (192,441)
                                                              -----------          -------  ---------  ------------ ------------
Balance, June 30, 2000                        -          -     4,575,456              458    217,707      (409,860)    (191,695)
Common shares issued in a
private placement                             -          -     2,400,000   $0.10      240    239,760             -     240,000
Net loss                                      -          -             -                -          -      (268,315)    (268,315)
                                                              -----------          -------  ---------  ------------ ------------
Balance, June 30, 2001                        -          -     6,975,456            $ 698    457,467    $ (678,175)  $ (220,010)
                                                              ===========          =======  =========  ============ ============




    The accompanying notes are an integral part of the financial statements.

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                            Statements of Cash Flows
         For Each of the Two Years in the Period Ended June 30, 2001 and
        For the Period from August 25, 1997 (Inception) to June 30, 2001
-------------------------------------------------------------------------------


                                                                                                         Period from
                                                                 For the              For the          August 25, 1997
                                                               Year Ended            Year Ended        (Inception) to
                                                              June 30, 2001        June 30, 2000        June 30, 2001
                                                            ------------------    -----------------   ------------------
Cash flows from operating activities:
Net loss                                                     $       (268,315)     $      (192,441)    $       (671,807)
Adjustments to reconcile net loss to net cash
used in operating activities:
Shares issued to founders of the Company                                    -                    -                5,175
Provision for uncollectible notes receivable                          115,125                    -              115,125
Shares reacquired                                                           -                    -               (1,000)
Loss on investment                                                          -                    -                    -
Increase (decrease)  in liabilities:
Accrued liabilities                                                    13,118                2,037               10,000
Due to related party                                                  (57,664)              85,000              239,367
                                                            ------------------    -----------------   ------------------
Cash used in operating activities                                    (197,736)            (105,404)            (303,140)
                                                            ------------------    -----------------   ------------------
Cash flows provided by investing activities:
Increase in notes receivable                                          (10,451)            (104,674)            (115,125)
                                                            ------------------    -----------------   ------------------
Cash provided by investing activities                                 (10,451)            (104,674)            (115,125)
                                                            ------------------    -----------------   ------------------
Cash flows provided by financing activities
Proceeds from the issuance of common stock                            240,000              213,990              453,990
                                                            ------------------    -----------------   ------------------
Cash used in financing activities                                     240,000              213,990              453,990
                                                            ------------------    -----------------   ------------------
Net increase (decrease) in cash                                        31,813                3,912               35,725
Cash at beginning of period                                             3,912                    -                    -
                                                            ------------------    -----------------   ------------------
Cash at end of period                                        $         35,725      $         3,912     $         35,725
                                                            ==================    =================   ==================





    The accompanying notes are an integral part of the financial statements.

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                          Notes to Financial Statements

                             As of June 30, 2001 and
         For Each of the Two Years in the Period Ended June 30, 2001 and
        For the Period from August 25, 1997 (Inception) to June 30, 2001
-------------------------------------------------------------------------------


1.   Development Stage Operations
     ----------------------------

     Fuzzy Logic Software Corporation (a development stage company) (the "Company") was incorporated in the state of Delaware on August 25, 1997. It has no operating history, no revenues, no products nor technology. The Company's initial business plan anticipated the development of computer hardware and software. As such, the Company is subject to the risks and uncertainties associated with a new business. The Company has historically relied on advances from Cascade, Inc., a related party (Note 6) and sales of the Company's equity securities to meet its cash flow requirements. However, in the event Cascade, Inc. should be unable to continue to satisfy the cash flow requirements or not be able to sell adequate amounts of equity securities, the Company's ability to continue as a going concern could be adversely affected. The success of the Company's future operation is dependent upon the Company's ability to successfully develop and market its yet unidentified products, obtain the additional capital necessary to implement operations and achieve profitability and/or merge with a profitable operating entity with greater resources. There can be no assurance that any of these potential alternatives will materialize. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


     In this connection, during fiscal year ended June 30, 2000, the Company entered into a letter of intent to acquire all of the issued and outstanding shares of The Anvil Group, Inc. However, in September 2000, the transaction was terminated due to the inability to obtain financing.


     In December 2000, the Company executed a letter of intent to merge with Free Trade Medical Network, Inc. ("FTMN"). The merger was subject to completion of due diligence by each company and execution of the formal merger agreement documentation. The transaction provided for the Company to issue 23,000,000 shares of its nonvoting common stock in exchange for all the 11,500,000 issued and outstanding shares of FTMN. The nonvoting shares were to be convertible into the Company's voting common stock upon FTMN either (1) providing the Company during its due diligence process, confirmation that financing of at least $500,000 Canadian has been arranged for corporate use or (2) during the one-year period following the execution of the formal merger agreement documentation FTMN generated positive earnings before taxes for one complete fiscal quarter reflected in an audited financial statement determined in accordance with Canadian generally accepted accounting principles. In addition, these financial statements were to contain a note stating that FTMN has written contracts in place sufficient to support projections of operational performance for a full year generating positive net income. Upon conversion of the nonvoting shares to voting shares, the merger would be complete. However, should the then merged company resolve to consolidate or rollback the issued capital of the merged company, it was required to issue such additional shares to the original shareholders of Fuzzy Logic Software Corporation prior to the merger sufficient to maintain their percentage interest in the issued and outstanding shares of the Company immediately prior to the consolidation or rollback. On August 31, 2001, the company terminated the letter of intent and share purchase agreement entered into with FTMN.

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                          Notes to Financial Statements

                             As of June 30, 2001 and
         For Each of the Two Years in the Period Ended June 30, 2001 and
        For the Period from August 25, 1997 (Inception) to June 30, 2001
-------------------------------------------------------------------------------

2.   Summary of Significant Accounting Policies
     ------------------------------------------

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

3.   Notes Receivable
     ----------------

     In April 2000, the Company entered into a letter of intent to acquire all of the issued and outstanding shares of common stock of The Anvil Group, Inc., a company that provides physical and online, web-based corporate security solutions. In anticipation of the transaction, the Company advanced $68,650 to The Anvil Group, Inc. and Anthony Humble, and $36,024 to Anthony Humble, individually, under promissory notes dated June 27, 2000. The note with Anthony Humble, individually, is denominated in Canadian dollars. The notes are not collateralized and bear interest at 10% per annum with principal and interest due December 24, 2000. In September 2000, the Company

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                          Notes to Financial Statements

                             As of June 30, 2001 and
         For Each of the Two Years in the Period Ended June 30, 2001 and
        For the Period from August 25, 1997 (Inception) to June 30, 2001
-------------------------------------------------------------------------------

3.   Notes Receivable, Continued
     ---------------------------

     and The Anvil Group, Inc. terminated the planned transaction because the financing desired for the combined companies after consummation of the transaction could not be obtained.


     In connection with the anticipated merger with FTMN, described in Note 1, the Company loaned FTMN and its principals $12,827 under a promissory note dated February 6, 2001. The note is denominated in Canadian dollars, is not collateralized, and bears interest at 10% per annum. The unpaid principal and accrued interest was due April 25, 2001 and is now past due.


     The amount due under the notes denominated in Canadian dollars has been translated into U.S. dollars using the exchange rate in effect at the balance sheet date. Translation gain or loss arising from exchange rate fluctuations is included in operations.


     While the Company believes The Anvil Group, Inc. and Anthony Humble have the financial capability to satisfy these note obligations, the notes are past due and one payment of principal and interest of $13,333 has been received on only one of the notes. The Company is unsure if additional payments will be received or, if received, the amount. In addition, the note receivable from FTMN is also past due. Accordingly, the Company has recorded an allowance for uncollectible notes of $115,125 representing the principal and accrued interest on these notes.

4.   Deferred Income Taxes
     ---------------------

     The components of the provision for income taxes are as follows:


                                                                 Period from
                                  For the         For the      August 25, 1997
                                Year Ended      Year Ended     (Inception) to
                              June 30, 2001    June 30, 2000    June 30, 2001
                              --------------   -------------   ---------------
     Current tax expense:
       Federal                       -                -                -
       State                         -                -                -
                                     -                -                -
                              --------------   -------------   ---------------
     Deferred tax expense:
       Federal                       -                -                -
       State                         -                -                -
                              --------------   -------------   ---------------
                                     -                -                -
                              --------------   -------------   ---------------
     Total provision                 -                -                -
                              =============    =============   ===============

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                          Notes to Financial Statements

                             As of June 30, 2001 and
         For Each of the Two Years in the Period Ended June 30, 2001 and
        For the Period from August 25, 1997 (Inception) to June 30, 2001
-------------------------------------------------------------------------------


4.   Deferred Income Taxes, Continued
     --------------------------------

     Significant components of the Company's deferred income tax assets and liabilities at June 30, 2000 and 1999 are as follows:


                                                    2001           2000
                                              ----------------  ---------------
       Deferred income tax asset:
         Allowance for uncollectible notes
                                              $      39,143                 -
         Capitalized start-up expenses              187,977      $    135,893
                                              ----------------  ---------------

       Total deferred income tax asset              227,120           135,893
         Valuation allowance                       (227,120)         (135,893)
                                              ----------------  ---------------

       Net deferred income tax liability                  -                 -
                                              ================  ===============

     Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:

                                                                                                 Period from
                                                                For the           For the      August 25, 1997
                                                              Year Ended        Year Ended      (Inception) to
                                                             June 30, 2001     June 30, 2000    June 30, 2001
                                                            --------------    --------------   ---------------
         Tax expense at U.S. statutory rate                       (34.0)%         (34.0)%            (34.0)%
         Change in the valuation allowance                         34.0            34.0               34.0
                                                            --------------    --------------   ---------------
         Effective income tax rate                                    -               -                  -
                                                            ==============    ==============   ===============

5.   Stock Transactions
     ------------------

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


     In January 2001, the Company sold 2,400,000 shares of its common stock in a private placement under regulation S of the Securities and Exchange Commission at $0.10 per share and received proceeds of $240,000.

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                          Notes to Financial Statements

                             As of June 30, 2001 and
         For Each of the Two Years in the Period Ended June 30, 2001 and
        For the Period from August 25, 1997 (Inception) to June 30, 2001
-------------------------------------------------------------------------------

     Founders Shares


     In August 1997, the Company issued 5,175,456 shares to the founders. Additionally, the Company received from the founders, an investment of non-market grade corporate stock valued at $175. In the year ended June 30, 1999, the shares received were deemed worthless and were written off.

5.   Stock Transactions, Continued
     -----------------------------

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

6.   Related Party Transactions
     --------------------------

     The Company has a investor relations consulting  agreement
     (the "agreement") with Cascade, Inc., a former major shareholder of the Company. Cascade, Inc. is a related party as some of its principals are shareholders of the Company and exercise control over the Company's activities. Under the terms of the agreement, Cascade, Inc. receives an annual fee of $100,000 plus amounts for additional consulting services and reimbursement of Company expenses paid by Cascade. In this connection, the Company paid Cascade, Inc. approximately $157,664, $107,000, and $264,664 for the years ended June 30, 2001 and 2000, and for the period from August 25, 1997 (inception) to June 30, 2001, respectively. At June 30, 2000, the Company owed Cascade, Inc. $239,367.

7.   Loss Per Common Share
     ---------------------

     Basic and diluted loss per common share have been computed by dividing the loss available to common shareholders by the weighted-average number of common shares for the period.


     The computations of basic and diluted loss per common share for the year ended June 30, 2000 and 1999 and for the period from August 25, 1997 (inception) to June 30, 2000 are as follows:

                                                                                                  Period from
                                                                For the           For the       August 25, 1997
                                                              Year Ended      Year Ended       (Inception) to
                                                             June 30, 2001    June 30, 2000      June 30, 2001
                                                            ---------------    --------------    ---------------
         Net loss available to common shareholders           $     268,315      $    192,441      $     671,807

         Weighted-average shares, basic and diluted              5,594,634         4,387,785          6,091,092
                                                            ---------------    --------------    ---------------

         Loss per common share, basic and diluted           $         0.05      $       0.04     $          0.11
                                                            ===============    ==============    ===============

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                          Notes to Financial Statements

                             As of June 30, 2001 and
         For Each of the Two Years in the Period Ended June 30, 2001 and
        For the Period from August 25, 1997 (Inception) to June 30, 2001
-------------------------------------------------------------------------------


     Potentially dilutive securities were not included in the computation of diluted loss per share because their effect would be antidilutive.

Item 8.  Changes in and Disagreements with Accountants.
-------------------------------------------------------

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.
----------------------------------------------------------------------

Executive Officers and Directors. We are dependent on the efforts and abilities of our sole officer and director, Michael Lynch. The interruption of the services of Mr. Lynch could have a material adverse effect on our operations, profits and future development, if a suitable replacement wasnot promptly obtained. We anticipate that we will enter into an employment agreement with Mr. Lynch; however, no assurance can be given that Mr. Lynch will enter into such an employment agreement or, if he does enter into an employment agreement, that he will remain with us during or after the term of his employment agreement. In addition, our success depends, in part, upon our ability to attract and retain other talented personnel. Although we believe that we will be successful in attracting and retaining qualified personnel, there can be no assurance that we will be able to do so. Mr. Lynch will hold his offices until hisresignation or removal.

Our sole director and principal executive officer is specified on the following table:

====================== ========= ================================
        Name             Age                Position
---------------------- --------- --------------------------------
Michael Lynch             33     President and a Director
====================== ========= ================================

Michael Lynch is the President and he has been a director since July 1999. From 1996 to 1999, Mr. Lynch operated a real estate construction and development company in Vancouver, British Columbia. Prior to 1996, Mr. Lynch operated a real estate development firm in London, Ontario, Canada.

Other than Mr. Lynch, there are no significant employees expected by us to make a significant contribution to our business. Mr. Lynch will serve as our sole director until the next annual meeting of stockholders. Our executive officers are appointed by our Board of Directors and serve at the discretion of the Board of Directors. At this time, Mr. Lynch is the only person who directly controls or manages our business.

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

Section 16(a) Beneficial Ownership Reporting Compliance. Our sole director and principal executive officer, Mr. Lynch, filed a Form 3 (Initial Statement of Beneficial Ownership of Securities), on February 10, 2000. He has not been required to file a Form 4 (Statement of Changes of Beneficial Ownership of Securities), and he has been required to, but has not, filed a Form 5 (Annual Statement of Beneficial Ownership of Securities). Because approximately 58.2% of our shares of common stock are held by Cede & Company, we do not presently have knowledge as to whether there are now any principal shareholders who are required to file reports pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder.

Item 10.  Executive Compensation
--------------------------------

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

Remuneration of Directors. As of June 30, 2001, no compensation has been paid to Mr. Lynch for his services to us as a director.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

(a) Security Ownership of Certain Beneficial Owners. The following represents those shareholders, other than directors and officers, who are beneficial owners of 5% or more of our issued and outstanding common stock as of June 30, 2001:

                Name and Address of      Amount of
Title of Class  Beneficial Owner         Beneficial Owner      Percent of Class
--------------  ---------------------    --------------------  ----------------
 Common Stock   Cede & Co.               4,063,089 shares (1)        58.2%
                P.O. Box 20
                Bowling Green Station
                New York, New York 10274

(1) We have attempted to obtain information on the beneficial holders of the stock held by Cede & Co. To the best of our knowledge, there are no beneficial owners of 5% or over holding stock in the name of Cede & Co.

As of June 30, 2000, our Transfer Agent listed Mr. Rui Sun as the beneficial owner of 3,000,000 shares of our common stock and Mr. Yun Tian as beneficial owner of 3,000,000 shares of our common stock. However, by resolution, we have cancelled those 6,000,000 shares. As such, we have not treated the 6,000,000 shares as issued and outstanding in the accompanying financial statements. In January 2001, we sold 2,400,000 shares of our common stock in a private placement under Regulation S of the Securities and Exchange Commission at $.10 per share and received proceeds of $240,000.

(b) Security Ownership of Management. Our directors and principal executive officers beneficially own, in the aggregate, 20,000 shares of our common stock, or approximately 0.29% of the issued and outstanding shares, as set forth on the following table:

                  Name and Address of        Amount of
Title of Class    Beneficial Owner           Beneficial Owner   Percent of Class
---------------   ------------------------   ----------------   ----------------
Common Stock      Michael Lynch, President   20,000 shares            0.29%
                  and Director

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

Item 12.  Certain Relationships and Related Transactions.
--------------------------------------------------------

Transactions with Promoters.

In August, 1997, we issued 5,175,456 shares of common stock to our founders.

Related Party Transactions. There have been no related party transactions which would be required to be disclosed pursuant to Item 404 of Regulation S-B, except for the following:

At inception, we entered into a fee and cost reimbursement arrangement with Cascade, Inc., a related party which was a former major shareholder of ours. Some of Cascade, Inc.'s shareholders are also our shareholders and indirectly may exert significant influence, or even control, matters which are subject to shareholder approval or which can be voted upon by our shareholders. We also entered into an investor relations consulting agreement with Cascade, Inc. In connection with this arrangement, a management fee of $100,000 per year is charged to us. This arrangement was not the result of arm's-length bargaining. It is likely that we would not have entered into such an agreement if Cascade, Inc. was not a related party. Our expenses are paid by Cascade, Inc. and have been accrued. At June 30, 2001, we owed Cascade, Inc. $239,367.

Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------

Copies of the following documents are filed with this Registration Statement, Form 10-KSB as exhibits:

3.1      Certificate of Incorporation of Fuzzy Logic          E-1 through E-6
         Software Corporation (Charter document)*

3.2      Bylaws of Fuzzy Logic Software Corporation           E-7 through E-14
        (Charter document)*

* Previously filed as exhibits to Registration Statement on Form 10-SB filed on November 12, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Vancouver, British Columbia, on October 19, 2001.

                                   Fuzzy Logic Software Corporation,
                                   a Delaware corporation


                                   By:      /s/ Michael Lynch
                                            -----------------------------------
                                            Michael Lynch
                                   Its:     President, Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Fuzzy Logic Software Corporation

By:      /s/ Michael Lynch
         -----------------------------------
         Michael Lynch
Its:     President, Director