Form 10QSB
period 2001-09-30
FUZZY LOGIC SOFTWARE CORP
filed 2001-11-14
CIK 1098799

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








(X) QUARTELY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2001
                                               ------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the transition period from                 to
                                              ----------------    --------------

Commission File Number: 000-28033


                        Fuzzy Logic Software Corporation
                        --------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                              33-0880355
--------                                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)


505 Burrard Street, Suite 680, Vancouver, British Columbia, Canada      V7X 1M4
-------------------------------------------------------------------- -----------
(Address of principal executive offices)                             (Zip Code)


                                 (604) 688-5180
                                 --------------
              (Registrant's Telephone Number, Including Area Code)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 13, 2001, there were 6,975,456 shares of the issuer's $.0001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements
-----------------------------




                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                              Financial Statements
                                   (Unaudited)


                          As of September 30, 2001 and
    For Each of the Three-Month Periods Ended September 30, 2001 and 2000 and
      For The Period from August 25, 1997 (Inception) to September 30, 2

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                        Index to the Financial Statements
                                   (Unaudited)
    For Each of the Three-Month Periods Ended September 30, 2001 and 2000 and
      For The Period from August 25, 1997 (Inception) to September 30, 2001
-------------------------------------------------------------------------------



 Financial Statements of Fuzzy Logic Software Corporation:

     Balance Sheet, September 30, 2001 (Unaudited)..........................4

     Statements of Operations (Unaudited) for the
          each of the three-month  periods ended
          September 30, 2001 and 2000 and for the
          period from August 25, 1997 (inception) to
          September 30, 2001................................................5

     Statements of Shareholders' Deficit (Unaudited)
          for the three-month period ended September 30,
          2001 and for the period from August 25, 1997
          (inception) to September 30, 2001.................................6

     Statements of Cash Flows (Unaudited) for the each
          of the three-month periods ended September 30,
          2001 and 2000 and for the period from August 25,
          1997 (inception) to September 30, 2001...........................7-8

 Notes to Financial Statements (Unaudited).................................9-12

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)
                                  Balance Sheet
                                   (Unaudited)
                            As of September 30, 2001
-------------------------------------------------------------------------------

                                     ASSETS
Current assets:
      Cash                                                                      $           2,773
      Notes receivable, net of allowance for uncollectible notes of $107,625                    -
                                                                                ------------------
Total assets                                                                    $           2,773
                                                                                ==================

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
      Accrued liabilities                                                       $          10,000
      Due to related party                                                                234,367
                                                                                ------------------
Total liabilities                                                                         244,367
                                                                                ------------------
Shareholders' deficit:
      Preferred stock, $.0001 par value; 5,000,000 shares
           authorized, none issued and outstanding                                              -
      Common stock, $.0001 par value; 30,000,000 shares
           authorized; 6,975,456 shares issued and outstanding.                               698
      Additional paid-in-capital                                                          457,467
      Deficit accumulated during the development stage                                   (699,759)
                                                                                ------------------
Total shareholders' deficit                                                              (241,594)
                                                                                ------------------
Total liabilities and shareholders' deficit                                     $            2,773
                                                                                ==================

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)
                             Statement of Operations
                                   (Unaudited)
    For Each of the Three-Month Periods Ended September 30, 2001 and 2000 and
      For the Period from August 25, 1997 (inception) to September 30, 2001
-------------------------------------------------------------------------------

                                                                                             For the
                                             For the                 For the               Period from
                                           Three-Month             Three-Month           August 25, 1997
                                           Period Ended           Period Ended            (Inception) to
                                        September 30, 2001     September 30, 2000       September 30, 2001
                                      ----------------------- ----------------------  -----------------------
Revenues                                                   -                      -                        -
Cost of revenues                                           -                      -                        -
                                      ----------------------- ----------------------  -----------------------
     Gross profit                                          -                      -                        -
                                      ----------------------- ----------------------  -----------------------

Consulting fees                       $               25,000  $              25,000   $              455,860
Organizational costs                                       -                      -                    5,000
Legal and accounting                                   2,500                      -                  101,857
Settlement expense                                         -                      -                   10,000
Provision for uncollectible
     notes receivable                                 (7,500)                     -                  107,625
Loss on investment                                         -                      -                      175
General and administrative                             1,584                     18                   30,224
                                      ----------------------- ----------------------  -----------------------
     Total operating expense                          21,584                 25,018                  710,741
                                      ----------------------- ----------------------  -----------------------
                                                      21,584                 25,018                  710,741
Interest income                                            -                      -                  (10,982)
                                      ----------------------- ----------------------  -----------------------
Net loss                              $               21,584  $              25,018   $              699,759
                                      ======================= ======================  =======================
Loss per common share -
     basic and diluted                $                0.003  $               0.010   $                0.100
                                      ======================= ======================  =======================







     The accompanying notes are an integral part of the financial statements.

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)
                       Statements of Shareholders' Deficit
                                   (Unaudited)
             For the Three-Month Period Ended September 30, 2001 and
      For the Period from August 25, 1997 (inception) to September 30, 2001
--------------------------------------------------------------------------------

                                                                     Price               Additional
                                  Preferred  Preferred    Common      Per      Common     Paid in        Accumulated
                                    Shares     Stock      Shares     Share     Stock      Capital         (Deficit)         Total
                                  ---------- --------- ------------ -------- ---------  ------------- ------------------ -----------
Formation of corporation,
 August 25, 1997                          -         -            -                  -             -               -               -
    Common shares issued to
       the founders of the Company        -         -    5,075,456            $   508    $    4,667               -        $  5,175
    Repurchase and retirement
        of common stock                   -         -   (1,000,000)              (100)         (900)              -          (1,000)
    Net loss                              -         -            -                  -             -     $  (111,636)       (111,636)
                                  ---------- --------- ------------          ---------  ------------- ------------------ -----------
Balance, June 30, 1998                    -         -    4,075,456                408         3,767        (111,636)       (107,461)
    Net loss                              -         -            -                  -             -        (105,783)       (105,783)
                                  ---------- --------- ------------          ---------  ------------- ------------------ -----------
Balance, June 30, 1999                    -         -    4,075,456                408         3,767        (217,419)       (213,244)
    Common shares issued in a
       private placement offering,
       net of offering costs              -         -      500,000   $ 0.50        50       213,940               -         213,990
    Net loss                              -         -            -                  -             -        (192,441)       (192,441)
                                  ---------- --------- ------------          ---------  ------------- ------------------ -----------
Balance, June 30, 2000                    -         -    4,575,456                458       217,707        (409,860)       (191,695)
    Common shares issued in a
       private placement                  -         -    2,400,000   $ 0.10       240       239,760               -         240,000
    Net loss                              -         -            -                  -             -        (268,315)       (268,315)
                                  ---------- --------- ------------          ---------  ------------- ------------------ -----------
Balance,  June 30, 2001                   -         -    6,975,456                698       457,467        (678,175)       (220,010)
    Net loss                              -         -            -                  -             -         (21,584)        (21,584)
                                  ---------- --------- ------------          ---------  ------------- ------------------ -----------
Balance,  September 30, 2001
    (unaudited)                           -         -    6,975,456            $   698    $  457,467      $ (699,759)      $(241,594)
                                  ========== ========= ============          =========  ============= ================== ===========






    The accompanying notes are an integral part of the financial statements.

                        Fuzzy Logic Software Corporation
                             (A Development Company)
                             Statements of Cashflows
                                   (Unaudited)
    For Each of the Three-Month Periods Ended September 30, 2001 and 2000 and
      For the Period from August 25, 1997 (inception) to September 30, 2001
-------------------------------------------------------------------------------

                                                                                                            For the
                                                          For the                 For the                 Period from
                                                        Three-Month             Three-Month             August 25, 1997
                                                       Period Ended             Period Ended             (Inception) to
                                                     September 30, 2001      September 30, 2000        September 30, 2001
                                                     ------------------      -------------------      ---------------------
     Net loss                                         $         (21,584)     $          (25,018)      $           (699,759)
     Adjustment to reconcile net loss to
      net cash used in operating activities:
         Shares issued to founders of the
             Company                                                  -                       -                      5,175
         Shares repurchased                                           -                       -                     (1,000)
         Provision for uncollectible
             notes receivable                                    (7,500)                                           107,625
         Decrease (increase) in assets:
             Accrued interest                                                                 -                     (7,268)
         Increase (decrease) in liabilities:
             Accrued liabilities                                 (6,368)                 (2,750)                    10,000
             Due to related party                                (5,000)                 25,000                    234,367
                                                      -----------------      -------------------      ---------------------
Cash used in operating activities                               (40,452)                 (2,768)                  (350,860)
                                                      -----------------      -------------------      ---------------------
Cash flows used in investing activities
     Increase in notes receivable                                 7,500                       -                   (117,502)
     Payments of notes receivable                                                                                   17,145
                                                      -----------------      -------------------      ---------------------
Cash used in investing activities                                 7,500                       -                   (100,357)
                                                      -----------------      -------------------      ---------------------
Cash flows provided by financing activities
     Proceeds from the issuance of common
         stock                                                                                                     453,990
                                                      -----------------      -------------------      ---------------------
Cash provided by financing activities                                -                        -                    453,990
                                                      -----------------      -------------------      ---------------------
Net increase in cash                                           (32,952)                  (2,768)                     2,773
Cash at beginning of period                                     35,725                    3,912                          -
                                                      -----------------      -------------------      ---------------------
Cash at end of period                                 $          2,773       $            1,144       $              2,773
                                                      =================      ===================      =====================






   The accompanying notes are an integral part of the financial statements.

                        Fuzzy Logic Software Corporation
                             (A Development Company)
                             Statements of Cashflow
                                   (Unaudited)

    For Each of the Three-Month Periods Ended September 30, 2001 and 2000 and
      For the Period from August 25, 1997 (inception) to September 30, 2001
-------------------------------------------------------------------------------



     Supplemental Disclosure of Cash flow Information

                                                                                                                 For the
                                                               For the                 For the                 Period from
                                                            Three-Month             Three-Month             August 25, 1997
                                                            Period Ended            Period Ended             (Inception) to
                                                          September 30, 2001     September 30, 2000       September 30, 2001
                                                          -------------------  -----------------------  -----------------------
Interest paid                                                              -                        -                         -
Income taxes paid                                                          -                        -                         -



  Supplemental Schedule of Non-Cash Financing Activities

Retirement of shares                                                       -                        -     $               1,000
Increase in payable                                                        -                        -     $              (1,000)
Organizational expenses                                                    -                        -     $               5,175
Issuance of founders shares                                                -                        -     $              (5,175)












   The accompanying notes are an integral part of the financial statements.

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                        Notes to the Financial Statements
                                   (Unaudited)
    For Each of the Three-Month Periods Ended September 30, 2001 and 2000 and
      For The Period from August 25, 1997 (Inception) to September 30, 2001
-------------------------------------------------------------------------------


1.    Basis of Presentation
      ---------------------

      In the opinion of the management of Fuzzy Logic Software Corporation (a development stage company) (the "Company"), the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2001 and the results of operations for the three-month periods ended September 30, 2001 and 2000 and for the period from August 25, 1997 (inception) to September 30, 2001, the statements of shareholders' deficit for the three-month period ended September 30, 2001 and for the period from August 25, 1997 (inception) to September 30, 2001, and the statements of cash flows for the three-month periods ended September 30, 2001 and 2000 and for the period from August 25, 1997 (inception) to September 30, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The statements should be read in conjunction with the financial statements and footnotes for the year ended June 30, 2001, included in the Company's Form 10KSB. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

2.    Development Stage Operations
      ----------------------------

      The Company was incorporated in the state of Delaware on August 25, 1997. It has no operating history, no revenues, no products nor technology. The Company's initial business plan anticipated the development of computer hardware and software. As such, the Company is subject to the risks and uncertainties associated with a new business. The Company has historically relied on advances from Cascade, Inc., a related party (Note 4) and sales of the Company's equity securities to meet its cash flow requirements. However, in the event Cascade, Inc. should be unable to continue to satisfy the cash flow requirements or not be able to sell adequate amounts of equity securities, the Company's ability to continue as a going concern could be adversely affected. The success of the Company's future operation is dependent upon the Company's ability to successfully develop and market its yet unidentified products, obtain the additional capital necessary to implement operations and achieve profitability and/or merge with a profitable operating entity with greater resources. There can be no assurance that any of these potential alternatives will materialize. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                        Notes to the Financial Statements
                                   (Unaudited)
    For Each of the Three-Month Periods Ended September 30, 2001 and 2000 and
      For The Period from August 25, 1997 (Inception) to September 30, 2001
-------------------------------------------------------------------------------


2.    Development Stage Operations, Continued
      ---------------------------------------

      In December 2000, the Company executed a letter of intent to merge with Free Trade Medical Network, Inc. ("FTMN"). The merger was subject to certain conditions and completion of due diligence by each company and execution of the formal merger agreement documentation. On August 31, 2001, the Company terminated the letter of intent and share purchase agreement entered into with FTMN.

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

      In connection with the anticipated merger with FTMN (Note 1) the Company loaned FTMN and its principals $12,827 under a promissory note dated February 6, 2001. The note is denominated in Canadian dollars, is not collateralized, and bears interest at 10% per annum. The unpaid principal and accrued interest was due April 25, 2001 and is now past due.

      The amount due under the notes denominated in Canadian dollars has been translated into U.S. dollars using the exchange rate in effect at the balance sheet date. Translation gain or loss arising from exchange rate fluctuations is included in operations.

      While the Company believes The Anvil Group, Inc. and Anthony Humble have the financial capability to satisfy these note obligations, the notes are past due and two payments of principal and interest amounting to $20,833 has been received on only one of the notes.

      The Company is unsure if additional payments will be received or, if received, the amount. In addition, the note receivable from FTMN is also past due. Accordingly, the Company has recorded an allowance for uncollectible notes of $115,125 representing the principal and accrued interest on these notes. During the quarter ended September 31, 2001, the Company received a note payment of $7,500 and accordingly reduced the allowance for uncollectible notes receivable by a corresponding amount.

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                        Notes to the Financial Statements
                                   (Unaudited)
    For Each of the Three-Month Periods Ended September 30, 2001 and 2000 and
      For The Period from August 25, 1997 (Inception) to September 30, 2001
-------------------------------------------------------------------------------


4.    Related Party Transactions
      --------------------------

      The Company has an investor relations agreement (the "agreement") with Cascade, Inc., a former major shareholder of the Company. Cascade, Inc. is a related party as some of its principals are shareholders of the Company and exercise control over the Company's activities. Under the terms of the agreement, Cascade, Inc. receives an annual management fee of $100,000 plus amounts for additional consulting services and reimbursement of Company expenses paid by Cascade. In this connection, the Company paid Cascade, Inc. approximately $30,000, $0, and $294,664, for the each of the three-month periods ended September 30, 2001 and 2000 and for the period from August 25, 1997 (inception) to September 30, 2001, respectively. At September 30, 2001, the Company owed Cascade, Inc. $234,367.

5.    Income Taxes
      ------------

      Reconciliation of the effective tax rate used in provision for income taxes to the U.S. statutory rate is as follows:

                                                                                                  For the
                                                          For the               For the          Period from
                                                         Three-Month          Three-Month      August 25, 1997
                                                        Period Ended         Period Ended      (Inception) to
                                                     September 30, 2001   September 30, 2000 September 30, 2001
                                                     ------------------   ------------------ ------------------
           Tax expense at U.S. statutory rate               (34.0)%              (34.0)%             (34.0)%
           Change in the valuation allowance                 34.0                 34.0                34.0
                                                     ------------------   ------------------ ------------------
           Effective income tax rate                           -                    -                   -
                                                     ==================   ================== ==================


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

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                        Notes to the Financial Statements
                                   (Unaudited)
    For Each of the Three-Month Periods Ended September 30, 2001 and 2000 and
      For The Period from August 25, 1997 (Inception) to September 30, 2001
-------------------------------------------------------------------------------


6.    Loss Per Common Share, Continued
      --------------------------------

      The computations of basic and diluted loss per common share for the three-month periods ended September 30, 2001 and 2000 and for the period from August 25, 1997 (inception) to September 30, 2001 are as follows:

                                                                                                  For the
                                                          For the               For the          Period from
                                                         Three-Month          Three-Month      August 25, 1997
                                                        Period Ended         Period Ended      (Inception) to
                                                     September 30, 2001   September 30, 2000 September 30, 2001
                                                     ------------------   ------------------ ------------------
         Basic loss per common share:
               Net loss                               $        21,584     $         25,018   $         699,759

        Weighted-average shares, basic and diluted          6,975,456            4,575,456           6,702,621
                                                     ------------------   ------------------ ------------------
         Basic and diluted loss per common share      $         0.003     $          0.010   $           0.100
                                                     ==================   ================== ==================

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

Although we have entered into a letter of intent with Free Trade Medical Network, Inc., we terminated the letter of intent and a Share Purchase Agreement we entered into with Free Trade Medical Network, Inc. on August 31, 2001. Our failure to consummate the acquisition of Free Trade Medical Network, Inc., will significantly affect our financial performance. We will continue to seek other merger candidates. We believe that acquisitions and joint ventures will be necessary to obtain the proper expertise and complimentary services with firms able to provide services which will support our future operation.

Results of Operations. As of September 30, 2001, we have not yet realized any revenue from operations. The Statement of Operations for the three-month period ending September 30, 2001 specifies a net loss of $21,584.

Liquidity. We have been in the development stage since August 25, 1997 (inception). As of September 30, 2001, we had total assets of $2,773. We have uncollectible notes $107,625. Prior to a proposed transaction with The Anvil Group, Inc., we advanced $68,650 to The Anvil Group, Inc. and Anthony Humble and $36,024 to Anthony Humble, individually, pursuant to two (2) promissory notes, each dated June 27, 2000. The uncollateralized notes bear interest at ten percent (10%) and the principal and interest were due on December 24, 2000. As of September 30, 2001, we have received payments of $20,833, however, the notes are still in default. We believe that The Anvil Group, Inc. and Anthony Humble have the financial capability to repay those notes. We are unsure if additional payments will be received and cannot guaranty that those notes will be paid.

In February 2001, we loaned $12,827 to Free Trade Medical Network, Inc. and two individuals, Douglas Hitchlock and Leon Lekhtman. The note bears interest at 10% per annum with principal and interest and was due April 26, 2001. The note is currently past due. We received a payment of $7,500 on this note during the period ended September 30, 2001. The note amount has been translated into U.S. dollars using the exchange rate in effect at the balance sheet date. The amount of the translation difference from the date of the note to the balance sheet date is immaterial.

At September 30, 2001, we had total liabilities of $244,367, the majority of which is represented by $234,367 due to a related party, Cascade, Inc., which was one of our former major shareholders. At inception, we entered into a fee and cost reimbursement arrangement with this former major shareholder. In connection with this arrangement, a management fee of $100,000 is charged to us each year.

We are not aware of any trends, demands, commitments or uncertainties that will result in our liquidity decreasing or increasing in a material way. We believe that from our current cash resources of approximately $2,773 as of September 30, 2001, we will be able to maintain our current operations. However, should these resources prove to be insufficient, we may be required to raise additional funds or arrange for additional financing over the next 12 months to adhere to our development schedule. We cannot guaranty that we will have access to additional cash in the future, or that funds will be available on acceptable terms to satisfy our cash requirements.

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

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------
None.

Item 2. Changes in Securities.
-----------------------------

None.

Item 3.  Defaults Upon Senior Securities.
----------------------------------------

None.

Item 4.  Submission of Matters to Vote of Security Holders.
-----------------------------------------------------------

None.

Item 5.  Other Information.
---------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Fuzzy Logic Software Corporation,
                                        a Delaware corporation


November 14, 2001              By:      /s/ Michael Lynch
                                        ---------------------------------------
                                        Michael Lynch, President, Director