Form 10QSB
period 2001-12-31
FUZZY LOGIC SOFTWARE CORP
filed 2002-02-21
CIK 1098799

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB




QUARTELY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended December 31, 2001
                                 -----------------

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the transition period from                     to
                                --------------------    --------------------

Commission File Number: 000-28033


                        Fuzzy Logic Software Corporation
             (Exact name of registrant as specified in its charter)

Delaware                                                              33-0880355
--------                                                              ----------
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of February 5, 2002, there were 6,975,456 shares of the issuer's $.0001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1. Financial Statements
----------------------------














                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                              Financial Statements
                                   (Unaudited)

                           As of December 31, 2001 and
  For Each of the Three and Six Month Periods Ended December 31, 2001 and 2000
    and For The Period from August 25, 1997 (Inception) to December 31, 2001

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                        Index to the Financial Statements
                                   (Unaudited)

  For Each of the Three and Six Month Periods Ended December 31, 2001 and 2000
    and For The Period from August 25, 1997 (Inception) to December 31, 2001

--------------------------------------------------------------------------------



     Financial Statements of Fuzzy Logic Software Corporation:

          Balance Sheet, December 31, 2001 (Unaudited)......................F-3

          Statements of Operations (Unaudited) for the each
                of the three and six month periods ended
                December 31, 2001 and 2000 and for the period
                from August 25, 1997 (inception) to
                December 31, 2001...........................................F-4

          Statements of Shareholders' Deficit (Unaudited) for
               the six month period ended December 31, 2001 and
               for the period from August 25, 1997 (inception) to
               December 31, 2001 ...........................................F-5

          Statements of Cash Flows (Unaudited) for the each of the
               three and six month periods ended December 31, 2001
               and 2000 and for the period from August 25, 1997
               (inception) to December 31, 2001.............................F-6

          Notes to Financial Statements.....................................F-8

                           Fuzzy Logic Software, Inc.
                          (A Development Stage Company)

                                  Balance Sheet
                                   (Unaudited)

                             As of December 31, 2001
--------------------------------------------------------------------------------


                                     ASSETS

Cash                                                               $      793
Notes receivable, net of allowance fo uncollectible nots
  of $107,625                                                               -
Accrued interest                                                            -
                                                                   -----------
Total  assets                                                      $      793
                                                                   ===========


                     LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
      Accrued liabilities                                          $    7,500
      Due to related party                                            259,367
                                                                   -----------
Total liabilities                                                     266,867
                                                                   -----------
Shareholders' deficit:
      Common stock, $.0001 par value; 30,000,000 shares
           authorized; 6,975,456 shares issued and outstanding.           698
      Preferred stock, $.0001 par value; 5,000,000 shares
           authorized, none issued and outstanding                          -
      Additional paid-in-capital                                      457,467
      Deficit accumulated during the development stage               (724,239)
                                                                   -----------
Total shareholders' deficit                                          (266,074)
                                                                   -----------
Total liabilities and shareholders' deficit                        $      793
                                                                   ===========









    The accompanying notes are an integral part of the financial statements.

                           Fuzzy Logic Software, Inc.
                          (A Development Stage Company)

                             Statement of Operations
                                   (Unaudited)

For Each of the Three and Six Month Periods Ended December 31, 2001 and 2000 and
      For the Period from August 25, 1997 (inception) to December 31, 2001
--------------------------------------------------------------------------------


                                     For the             For the             For the             For the           Period from
                                   Three Month         Three Month          Six Month           Six Month        August 25, 1997
                                  Period Ended         Period Ended        Period Ended       Period Ended       (Inception) to
                                December 31, 2001   December 31, 2000   December 31, 2001   December 31, 2000   December 31, 2001
                                -----------------   -----------------   -----------------   -----------------   -----------------
Revenues                                      -                   -                   -                  -                    -
Cost of revenues                              -                   -                   -                  -                    -
                                 ---------------     ---------------     ---------------     ---------------     ---------------
     Gross profit                             -                   -                   -                  -                    -
                                 ---------------     ---------------     ---------------     ---------------     ---------------
Consulting fees                     $    25,000         $    25,000         $    50,000        $    50,000         $    480,860
Organizational costs                          -                   -                   -                  -                5,000
Legal and accounting                          -              25,072                   -             25,072               94,217
Settlement expense                            -                   -                   -                  -               10,000
Provision for uncollectible
     notes                                    -                   -                   -                  -              115,125
Loss on investment                            -                   -                   -                  -                  175
General and administrative                1,980                  27              (3,936)                45               23,476
                                 ---------------     ---------------     ---------------     ---------------     ---------------
     Total operating expense             26,980              50,099              46,064             75,117              728,853
                                 ---------------     ---------------     ---------------     ---------------     ---------------
                                         26,980              50,099              46,064             75,117              728,853
Interest income                               -               5,502                   -              5,502               10,982
                                 ---------------     ---------------     ---------------     ---------------     ---------------
Net loss                            $    26,980         $    44,597         $    46,064        $    69,615         $    717,871
                                 ===============     ===============     ===============     ===============     ===============
Loss per common share -
     basic and diluted              $      0.00         $      0.01         $      0.01        $      0.02         $       0.15
                                 ===============     ===============     ===============     ===============     ===============



    The accompanying notes are an integral part of the financial statements.

                           Fuzzy Logic Software, Inc.
                          (A Development Stage Company)

                       Statements of Shareholders' Deficit
                                   (Unaudited)

              For the Six Month Period Ended December 31, 2001 and
      For the Period from August 25, 1997 (inception) to December 31, 2001
--------------------------------------------------------------------------------

                                                                         Price             Additional
                                    Preferred  Preferred     Common       Per    Common      Paid in     Accumulated
                                      Shares     Stock       Shares      Share    Stock      Capital      (Deficit)        Total
                                      ------     -----       ------      -----    -----      -------      ---------        -----
Formation of corporation,
 August 25, 1997                         -           -             -                 -             -               -             -
    Common shares issued to
       the founders of the Company                         5,075,456             $ 508     $   4,667               -    $    5,175
    Purchase and retirement
        of common stock                  -           -    (1,000,000)             (100)         (900)              -        (1,000)
    Net loss                             -           -             -                 -             -     $  (111,636)     (111,636)
                                    ---------  ---------  -----------            ------    ----------    ------------   -----------
Balance, June 30, 1998                   -           -     4,075,456               408         3,767        (111,636)     (107,461)
    Net loss                             -           -             -                 -             -        (105,783)     (105,783)
                                    ---------  ---------  -----------            ------    ----------    ------------   -----------
Balance, June 30, 1999                   -           -     4,075,456               408         3,767        (217,419)     (213,244)
    Common shares issued in a
       private placement offering,
       net of offering costs             -           -       500,000    $ 0.50      50       213,940               -       213,990
    Net loss                             -           -             -                 -             -        (192,441)     (192,441)
                                    ---------  ---------  -----------            ------    ----------    ------------   -----------
Balance, June 30, 2000                   -           -     4,575,456               458       217,707        (409,860)     (191,695)
     Common shares issued in a
    private placement                    -           -     2,400,000    $ 0.10     240       239,760               -       240,000
     Net loss                                                                                               (268,315)     (268,315)
                                    ---------  ---------  -----------            ------    ----------    ------------   -----------
Balance, June 30, 2001                   -           -     6,975,456             $ 698     $ 457,467     $  (678,175)     (220,010)
    Net loss                             -           -             -                 -             -         (46,064)      (46,064)
                                    ---------  ---------  -----------            ------    ----------    ------------   -----------
Balance,  December 31, 2001
    (unaudited)                          -           -     6,975,456             $ 698     $ 457,467     $  (724,239)   $ (266,074)
                                    =========  =========  ===========            ======    ==========    ============   ===========




    The accompanying notes are an integral part of the financial statements.

                           Fuzzy Logic Software, Inc.
                             (A Development Company)

                             Statements of Cashflows
                                   (Unaudited)

     For Each of the Six Month Periods Ended December 31, 2001 and 2000 and
      For The Period from August 25, 1997 (Inception) to December 31, 2001
--------------------------------------------------------------------------------


                                                                                                      For the
                                                             For the             For the           Period from
                                                            Six Month           Six Month        August 25, 1997
                                                          Period Ended        Period Ended       (Inception) to
                                                       December 31, 2001   December 31, 2000    December 31, 2001
                                                       -----------------   -----------------    -----------------
Cash flows from operating activities:
     Net loss                                             $   (46,064)        $   (69,615)        $    (717,871)
     Adjustment to reconcile net loss to
      net cash used in operating activities:
         Shares issued to founders of the
             Company                                                -                   -                 5,175
         Provision for uncollectible notes receivable               -                   -               115,125
         Shares reacquired                                          -                   -                (1,000)
         Increase (decrease) in liabilities:                        -                   -                     -
             Accrued liabilities                               (8,868)             15,655                 1,132
             Due to related party                              20,000              56,667               259,367
                                                       -----------------   -----------------    -----------------
Cash used in operating activities                             (34,932)              2,707              (338,072)
                                                       -----------------   -----------------    -----------------
Cash flows provided by investing activities
     Increase in notes receiveable                                  -              (5,502)             (115,125)
                                                       -----------------   -----------------    -----------------
Cash provided by investing activities                               -              (5,502)             (115,125)

Cash flows provided by financing activities
     Proceeds from the issuance of common
         stock                                                      -                   -               453,990
                                                       -----------------   -----------------    -----------------
Cash used in financing activities                                   -                   -               453,990
                                                       -----------------   -----------------    -----------------
Net increase (decrease) in cash                               (34,932)             (2,795)                  793

Cash at beginning of period                                    35,725               3,912                     -
                                                       -----------------   -----------------    -----------------
Cash at end of period                                     $       793         $     1,117         $         793
                                                       =================   =================    =================








    The accompanying notes are an integral part of the financial statements

                           Fuzzy Logic Software, Inc.
                             (A Development Company)

                             Statements of Cashflows
                                   (Unaudited)

     For Each of the Six Month Periods Ended December 31, 2001 and 2000 and
      For The Period from August 25, 1997 (Inception) to December 31, 2001
--------------------------------------------------------------------------------


                Supplemental Disclosure of Cash flow Information

                                       For the               For the             Period from
                                      Six Month             Six Month          August 25, 1997
                                     Period Ended          Period Ended         (Inception) to
                                  December 31, 2001     December 31, 2000     December 31, 2001
                                 -------------------   -------------------   -------------------

Interest paid                              -                    -                     -
Income taxes paid                          -                    -                     -



             Supplemental Schedule of Non-Cash Financing Activities

Repurchase of shares                       -                    -              $       1,000
Increase in payable                        -                    -              $      (1,000)
Organizational expenses                    -                    -              $       5,175
Issuance of founders shares                -                    -              $      (5,175)


















    The accompanying notes are an integral part of the financial statements

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                        Notes to the Financial Statements
                                   (Unaudited)

  For Each of the Three and Six Month Periods Ended December 31, 2001 and 2000
    and For The Period from August 25, 1997 (Inception) to December 31, 2001

--------------------------------------------------------------------------------

1.   Basis of Presentation
     ---------------------

     In the opinion of the management of Fuzzy Logic Software Corporation (a development stage company) (the "Company"), the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2001 and the results of operations for the three and six month periods ended December 31, 2001 and 2000 for the period from August 25, 1997 (inception) to December 31, 2001, the statements of shareholders' deficit for the six month period ended December 31, 2001 and for the period from August 25, 1997 (inception) to December 31, 2001, and the statements of cash flows for the six month periods ended December 31, 2001 and 2000 and for the period from August 25, 1997 (inception) to December 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The statements should be read in conjunction with the financial statements and footnotes for the year ended June 30, 2001, included in the Company's Form 10KSB. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

2.   Development Stage Operations
     ----------------------------

     The Company was incorporated in the state of Delaware on August 25, 1997. It has no operating history, no revenues, no products nor technology. The Company's initial business plan anticipated the development of computer hardware and software. As such, the Company is subject to the risks and uncertainties associated with a new business. The Company historically relied on advances from Cascade, Inc., a related party (note 4) and sales of the Company's equity securities to meet its cash flow requirements. However, in the event Cascade, Inc. should be unable to continue to satisfy the cash flow requirements or not be able to sell adequate amounts of equity securities the Company's ability to continue as a going concern could be adversely affected. The success of the Company's future operation is dependent upon the Company's ability to successfully develop and market its yet unidentified products, obtain the additional capital necessary to implement operations and achieve profitability and/or merge with a profitable operating entity with greater resources. There can be no assurance that any of these potential alternatives will materialize. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                        Notes to the Financial Statements
                                   (Unaudited)

  For Each of the Three and Six Month Periods Ended December 31, 2001 and 2000
    and For The Period from August 25, 1997 (Inception) to December 31, 2001

--------------------------------------------------------------------------------

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

3.   Related Party Transactions
     --------------------------

     The Company has an investor relations agreement (the "agreement") with Cascade, Inc., a former major shareholder of the Company. Cascade, Inc. is a related party as some of its principals are shareholders of the Company and exercise control over the Company's activities. Under the terms of the agreement, Cascade, Inc. receives an annual management fee of $100,000 plus amounts for additional consulting services and reimbursement of Company expenses paid by Cascade. In this connection, the Company paid Cascade, Inc. approximately $50,000, $50,000, and $314,664, for the each of the six-month periods ended December 31, 2001 and 2000 and for the period from August 25, 1997 (inception) to December 31, 2001, respectively. At December 31, 2001, the Company owed Cascade, Inc. $259,367.

5.   Income Taxes
     ------------

     Reconciliation of the effective tax rate used in provision for income taxes to the U.S. statutory rate is as follows:

                                                                               For the             For the
                                                                              Three-Month        Three-Month
                                                                             Period Ended       Period Ended
                                                                          December 31, 2001   December 31, 2000
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
                                                                              ==========          ==========

                                                                                                   For the
                                                          For the              For the           Period from
                                                          Six-Month           Six-Month        August 25, 1997
                                                        Period Ended        Period Ended       (Inception) to
                                                      December 31, 2001   December 31, 2000   December 31, 2001
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
                                                         =========            ==========          ==========

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                        Notes to the Financial Statements
                                   (Unaudited)

  For Each of the Three and Six Month Periods Ended December 31, 2001 and 2000
    and For The Period from August 25, 1997 (Inception) to December 31, 2001

--------------------------------------------------------------------------------

5.   Income Taxes, Continued
     -----------------------

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

     The computations of basic and diluted loss per common share for the three and six month periods ended December 31, 2001 and 2000 and for the period from August 25, 1997 (inception) to December 31, 2001 are as follows:

                                                                               For the             For the
                                                                              Three-Month        Three-Month
                                                                             Period Ended       Period Ended
                                                                           December 31, 2001  December 31, 2000
                                                                           -----------------  -----------------
          Basic loss per common share:
               Net loss                                                    $        26,980    $        44,597
               Weighted-average shares, basic
                and diluted                                                      6,975,456          4,408,789
                                                                           -----------------  -----------------
          Basic and diluted loss per common share                          $          0.00    $          0.01
                                                                           =================  =================

                                                                                                  For the
                                                          For the               For the          Period from
                                                          Six-Month            Six-Month       August 25, 1997
                                                        Period Ended         Period Ended      (Inception) to
                                                      December 31, 2001    December 31, 2000  December 31, 2001
                                                      -----------------    -----------------  -----------------
          Basic loss per common share:
               Net loss                               $        46,064      $        69,615    $       717,871
               Weighted-average shares, basic
               and diluted                                  6,975,456            4,575,456          4,201,720
                                                      -----------------    -----------------  -----------------
          Basic and diluted loss per common share     $          0.01      $          0.02    $          0.15
                                                      =================    =================  =================

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                        Notes to the Financial Statements
                                   (Unaudited)

  For Each of the Three and Six Month Periods Ended December 31, 2001 and 2000
    and For The Period from August 25, 1997 (Inception) to December 31, 2001

--------------------------------------------------------------------------------


7.   Stock Transactions
     ------------------

     In January 2001, the Company issued 2,400,000 common shares in a private placement for proceeds of $240,000.

     In December 2001, the Company entered into a share purchase agreement whereby it would issue 4,000,000 shares of its common stock for all the then issued and outstanding 4,000 shares of the common stock of Biosecure Crops, Inc. ("Biosecure"). In addition, it would issue 7,500,000 shares of its common stock for all the then issued and outstanding 7,500 shares of the common stock of Growmax Technologies, Inc. ("Growmax") on the exercise of a call option by the Company or a put option by the Growmax shareholders. The completion of this transaction and the exercise of the options is predicated on the satisfaction of certain conditions, including, among others, that the Company raise additional capital of at least $1,000,000 Canadian within six months and that the Research GroWarium (as defined) be determined commercially viable within twelve months. In the event these and other conditions are not satisfied within the specified time limits, the consideration delivered to the escrow agent shall be returned and the transaction terminated. The completion of the transaction is contingent upon satisfactions of its conditions and, accordingly, has not been recognized.

Item 2. Plan of Operation
-------------------------

(begin boldface)
This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.
(end boldface)

Our Business. Fuzzy Logic Software Corporation, a Delaware corporation, was
------------
incorporated in the State of Delaware on or about August 25, 1997. Our executive offices are located at 505 Burrard Street, Suite 680, Vancouver, British Columbia, Canada. Our telephone number is 604.688.5180.

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

We have continually sought merger or share exchange candidates because we believe that acquisitions and joint ventures will be necessary to obtain the proper expertise and complimentary services with firms able to provide services which will support our future operations.

On December 7, 2001, we entered into a Share Purchase Agreement which was amended in January, 2002. The Share Purchase Agreement provided, among other things, that we would acquire 100% of the issued and outstanding shares of Biosecure Crops, Inc. and, subject to certain performance criteria which are conditions precedent, 100% of the issued and outstanding shares of GroWmax Technologies, Inc. The Share Purchase Agreement further provided that we would issue a total of 4,000,000 shares of our common stock to Biosecure Crops, Inc.'s shareholders and a total of 7,500,000 shares of our common stock to GroWmax Technologies, Inc.'s shareholders.

Biosecure Crops, Inc. is a biotechnology infrastructure company which has a world-wide license from GroWmax Technologies, Inc. to commercially exploit GroWmax Technologies, Inc.'s closed environment plant growing systems for use in the emerging molecular farming industry. Molecular farming is the science of using plants to "grow" high-value protein molecules that can be used to produce antibodies and vaccines.

The share purchase with GroWmax Technologies, Inc.'s shareholders is conditioned upon our raising a sum sufficient to build and operate a Research "GroWarium", which is a facility for growing large quantities of genetically altered crops, and further conditioned on that Research GroWarium being "commercially viable". The parties estimated that such sum would be approximately CDN $1,000,000.

On February 5, 2002, we announced that the Share Purchase Agreement had closed and that 100% of the issued and outstanding shares of Biosecure Crops, Inc. had been delivered to the escrow agent.

Results of Operations. As of December 31, 2001, we have not yet realized any
---------------------
revenue from operations. The Statement of Operations for the three-month period ending December 31, 2001 specifies a net loss of $26,980.

Liquidity. We have been in the development stage since August 25, 1997
---------
(inception). As of December 31, 2001, we had total assets of $793. We have accumulated a deficit during the development stage of $724,239 and at December 31, 2001 we had a total shareholders' deficit of $266,074. We have uncollectible notes of $107,625. Prior to a proposed transaction with The Anvil Group, Inc., we advanced $68,650 to The Anvil Group, Inc. and Anthony Humble and $36,024 to Anthony Humble, individually, pursuant to two (2) promissory notes, each dated June 27, 2000. The uncollateralized notes bear interest at ten percent (10%) and the principal and interest were due on December 24, 2000. As of December 31, 2001, we have received payments of $20,833, however, the notes are still in default. We believe that The Anvil Group, Inc. and Anthony Humble have the financial capability to repay those notes. We are unsure if additional payments will be received and cannot guaranty that those notes will be paid.

For the three-month period ended December 31, 2001, we had general and administrative expenses of $1,980. We also incurred consulting fees during the same period of $25,000, resulting in a net loss during the period of $26,980, as we had no revenues.

At December 31, 2001, we had total liabilities of $266,867, the majority of which is represented by $259,367 due to a related party, Cascade, Inc., which was one of our former major shareholders. At inception, we entered into an investor relations agreement with this former major shareholder. In connection with this arrangement, a management fee of $100,000 is charged to us each year.

We are not aware of any trends, demands, commitments or uncertainties that will result in our liquidity decreasing or increasing in a material way. We believe that from our current cash resources of approximately $793 as of December 31, 2001, it is unlikely that we will be able to maintain our current operations. Moreover, the Share Purchase Agreement we have entered into with GroWmax Technologies, Inc.'s shareholders is conditioned upon our raising approximately CDN $1,000,000 in equity capital or financing. Therefore, we will be required to raise additional funds or arrange for additional financing over the next 12 months to adhere to our development schedule and satisfy our obligations pursuant to the Share Purchase Agreement. We cannot guaranty that we will have access to additional cash in the future, or that funds will be available on acceptable terms to satisfy our cash requirements.

Our Plan of Operation For Next 12 Months. Attempting to obtain additional
----------------------------------------
financing to fulfill our obligations and continue our development plans will be our main focus during the next 12 months. We are not currently conducting any research and development activities. We do not anticipate conducting any other such activities in the next twelve months. We do not anticipate that we will purchase or sell any significant equipment in the next six to twelve months unless we generate significant revenues. We do not anticipate that we will hire any employees in the next six to twelve months, unless we generate significant revenues. We believe our future success depends in large part upon the continued service of our key personnel.



                          PART II -- OTHER INFORMATION
                          ----------------------------


Item 1. Legal Proceedings.
--------------------------

None.


Item 2. Changes in Securities.
-------------------------------

None.


Item 3. Defaults Upon Senior Securities
---------------------------------------

None.


Item 4. Submission of Matters to Vote of Security Holders
---------------------------------------------------------

None.

Item 5.  Other Information
--------------------------

None.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

None.

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          Fuzzy Logic Software Corporation,
                                          a Delaware corporation



February 19, 2002                         By: /s/ Michael Lynch
                                             -----------------------------------
                                             Michael Lynch, President, Director