Form 10QSB
period 2002-03-31
FUZZY LOGIC SOFTWARE CORP
filed 2002-05-15
CIK 1098799

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








[X] QUARTELY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002
                                           --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from                  to
                                          ------------------   ----------------

Commission File Number: 000-28033

                        Fuzzy Logic Software Corporation
             (Exact name of registrant as specified in its charter)

Delaware                                                             33-0880355
--------                                                             ----------
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 14, 2002, there were 6,975,456 shares of the issuer's $.0001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------







                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                              Financial Statements
                                   (Unaudited)

                            As of March 31, 2002 and
 For Each of the Three and Nine Month Periods Ended March 31, 2002 and 2001 and
        For The Period from August 25, 1997 (Inception) to March 31, 2002

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                        Index to the Financial Statements
                                   (Unaudited)

 For Each of the Three and Nine Month Periods Ended March 31, 2002 and 2001 and
        For The Period from August 25, 1997 (Inception) to March 31, 2002

-------------------------------------------------------------------------------


Financial Statements of Fuzzy Logic Software Corporation:

      Balance Sheet, March 31, 2002 (Unaudited)..............................4

      Statements of Operations (Unaudited) for the each of
           the three and nine month periods ended March 31, 2002
           and 2001 and for the period from August 25, 1997
          (inception) to March 31, 2002......................................5

      Statements of  Shareholders'  Deficit  (Unaudited)  for
           the nine month period ended March 31, 2002 and for
           the period from August 25, 1997 (inception) to
           March 31, 2002....................................................6

      Statements of Cash Flows  (Unaudited)  for the each of the nine month periods ended March 31, 2002 and 2001 and for
           the period from August 25, 1997  (inception)  to March 31,
           2002..............................................................7

Notes to Financial Statements (Unaudited)....................................9

                       Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                                  Balance Sheet
                                   (Unaudited)

                              As of March 31, 2002
-------------------------------------------------------------------------------

                                     ASSETS

Current assets:
      Cash                                                                 $ 41
      Notes receivable, net of allowance for
      uncollectible notes of $107,625                                         -
      Accrued interest                                                        -
                                                                  --------------
Total current assets                                                       $ 41
                                                                  ==============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
      Accrued liabilities                                               $ 4,775
      Due to related party                                              307,616
                                                                  --------------
Total liabilities                                                       312,391
                                                                  --------------
Shareholders' deficit:
      Preferred stock, $.0001 par value; 5,000,000 shares
           authorized, none issued and outstanding                            -
      Common stock, $.0001 par value; 30,000,000 shares
           authorized; 6,825,456 shares issued and outstanding.             698
      Additional paid-in-capital                                        457,467
      Deficit accumulated during the development stage                 (770,515)
                                                                  --------------
Total shareholders' deficit                                            (312,350)
                                                                  --------------
Total liabilities and shareholders' deficit                                $ 41
                                                                  ==============




                     The accompanying notes are an integral
                       part of the financial statements.

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                             Statement of Operations
                                   (Unaudited)

 For Each of the Three and Nine Month Periods Ended March 31, 2002 and 2001 and
       For the Period from August 25, 1997 (inception) to March 31, 2002
-------------------------------------------------------------------------------

                                     For the             For the             For the              For the         Period from
                                   Three Month         Three Month          Nine Month          Nine Month      August 25, 1997
                                  Period Ended         Period Ended        Period Ended        Period Ended      (Inception) to
                                 March 31, 2002       March 31, 2001      March 31, 2002      March 31, 2001     March 31, 2002
                                 -----------------  ------------------ ------------------  -----------------   ----------------
Revenues                                        -                   -                  -                  -                  -
Cost of revenues                                -                   -                  -                  -                  -
                                 -----------------  ------------------ ------------------  -----------------   ----------------
     Gross profit                               -                   -                  -                  -                  -
                                 -----------------  ------------------ ------------------  -----------------   ----------------
Consulting fees                  $         25,000   $          24,999  $          75,000   $         74,999    $       505,860
Organizational costs                            -                   -                  -                  -              5,000
Legal and accounting                       20,524               7,495             20,524             32,567            114,741
Settlement expense                              -                   -                  -                  -             10,000
Provision for uncollectible
     notes                                      -                   -                  -                  -            115,125
Loss on investment                              -                   -                  -                  -                175
General and administrative                    752               3,059             (3,184)             3,103             30,596
                                 -----------------  ------------------ ------------------  -----------------   ----------------
     Total operating expense               46,276              35,553             92,340            110,669            781,497
                                 -----------------  ------------------ ------------------  -----------------   ----------------
                                           46,276              35,553             92,340            110,669            781,497
Interest income                                 -               2,697                  -              8,199             10,982
                                 -----------------  ------------------ ------------------  -----------------   ----------------
Net loss                         $         46,276   $          32,856  $          92,340   $        102,470    $       770,515
                                 =================  ================== ==================  =================   ================
Loss per common share -
     basic and diluted           $           0.01   $            0.01  $            0.02   $           0.02    $          0.16
                                 =================  ================== ==================  =================   ================



                     The accompanying notes are an integral
                       part of the financial statements.

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                       Statements of Shareholders' Deficit
                                   (Unaudited)

               For the Nine Month Period Ended March 31, 2002 and
        For the Period from August 25, 1997 (Inception) to March 31, 2002

-------------------------------------------------------------------------------

                                                                       Price               Additional
                                   Preferred   Preferred   Common      Per       Common     Paid in     Accumulated
                                     Shares     Stock      Shares      Share     Stock      Capital      (Deficit)       Total
                                   --------  --------- ------------- -------- ----------  ------------ -------------- -------------
Formation of corporation,
 August 25, 1997                         -          -             -                   -             -             -              -
    Common shares issued to
       the founders of the Company       -          -     5,075,456           $     508    $    4,667             -    $     5,175
    Purchase and retirement
        of common stock                  -          -    (1,000,000)               (100)         (900)            -         (1,000)
    Net loss                             -          -             -                   -             -   $  (111,636)      (111,636)
                                   --------  --------- -------------          ----------  ------------ -------------- -------------
Balance, June 30, 1998                   -          -     4,075,456                 408         3,767      (111,636)      (107,461)
    Net loss                             -          -             -                   -             -      (105,783)      (105,783)
                                   --------  --------- -------------          ----------  ------------ -------------- -------------
Balance, June 30, 1999                   -          -     4,075,456                 408         3,767      (217,419)      (213,244)
    Common shares issued in a
       private placement offering,
       net of offering costs             -          -       500,000  $   0.50        50       213,940             -        213,990
    Net loss                             -          -             -                   -             -      (192,441)      (192,441)
                                   --------  --------- -------------          ----------  ------------ -------------- -------------
Balance, June 30, 2000                   -          -     4,575,456                 458       217,707      (409,860)      (191,695)
    Common shares issued in a
       private placement offering        -          -     2,400,000  $   0.10       240       239,760             -        240,000
    Net loss                             -          -             -                   -             -      (268,315)      (268,315)
                                   --------  --------- -------------          ----------  ------------ -------------- -------------
Balance,  June 30, 2001                  -          -     6,975,456                 698       457,467      (678,175)      (220,010)
    Net loss                                                                                                (92,340)       (92,340)
                                   --------  --------- -------------          ----------  ------------ -------------- -------------
Balance,  March 31, 2002
    (unaudited)                          -          -   $ 6,975,456           $     698   $   457,467   $  (770,515)   $  (312,350)
                                   ========  ========= =============           ==========  ============ ============== ============




                     The accompanying notes are an integral
                       part of the financial statements.

>



                        Fuzzy Logic Software Corporation
                             (A Development Company)

                             Statements of Cashflows
                                   (Unaudited)

      For Each of the Nine Month Periods Ended March 31, 2002 and 2001 and
        For the Period from August 25, 1997 (Inception) to March 31, 2002

-------------------------------------------------------------------------------

                                                                                                 For the
                                                              For the            For the        Period from
                                                            Nine Month          Nine Month     August 25, 1997
                                                            Period Ended       Period Ended    (Inception) to
                                                           March 31, 2002     March 31, 2002?    March 31, 2002
                                                           ---------------  ----------------  ----------------
Cash flows from operating activities:
     Net loss                                              $      (92,340)  $      (102,470)   $     (770,515)
     Adjustment to reconcile net loss to
      net cash used in operating activities:
         Shares issued to founders of the Company                       -                 -             5,175
         Provision for uncollectible notes receivable                   -                 -           107,625
         Shares reacquired                                              -                 -            (1,000)
         Increase in assets:
             Accrued interest                                           -            (4,851)                -
         Increase (decrease) in liabilities:
             Accrued liabilities                                  (11,593)            1,245             4,775
             Due to related party                                  68,249             6,667           307,616
                                                           ---------------  ----------------  ----------------
Cash used in operating activities                                 (35,684)          (99,409)         (346,324)
                                                           ---------------  ----------------  ----------------
Cash flows used in investing activities
     Increase in notes receiveable                                      -            (2,842)         (107,625)
                                                           ---------------  ----------------  ----------------
Cash used in investing activities                                       -            (2,842)         (107,625)
                                                           ---------------  ----------------  ----------------
Cash flows provided by financing activities
     Proceeds from the issuance of common
         stock                                                          -           225,000           453,990
                                                           ---------------  ----------------  ----------------
Cash provided by financing activities                                   -           225,000           453,990
                                                           ---------------  ----------------  ----------------
Net increase (decrease) in cash                                   (35,684)          122,749                41
Cash at beginning of period                                        35,725             3,912                 -
                                                           ---------------  ----------------  ----------------
Cash at end of period                                      $           41   $       126,661    $           41
                                                           ===============  ================  ================







                     The accompanying notes are an integral
                        part of the financial statements.

                        Fuzzy Logic Software Corporation
                             (A Development Company)

                             Statements of Cashflow
                                   (Unaudited)

      For Each of the Nine Month Periods Ended March 31, 2002 and 2001 and
        For the Period from August 25, 1997 (Inception) to March 31, 2002

-------------------------------------------------------------------------------


                Supplemental Disclosure of Cash flow Information

                                                            For the                For the              Period from
                                                           Nine Month             Nine Month            August 25, 1997
                                                          Period Ended           Period Ended          (Inception) to
                                                          March 31, 2001         March 31, 2001         March 31, 2001
                                                     ---------------------    --------------------   --------------------
Interest paid                                                  -                       -                               -
Income taxes paid                                              -                       -                               -


             Supplemental Schedule of Non-Cash Financing Activities

Repurchase of shares                                           -                       -                 $         1,000
Increase in payable                                            -                       -                 $        (1,000)
Organizational expenses                                        -                       -                 $         5,175
Issuance of founders shares                                    -                       -                 $        (5,175)






                    The accompanying notes are an integral
                       part of the financial statements.

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                        Notes to the Financial Statements
                                   (Unaudited)
 For Each of the Three and Nine Month Periods Ended March 31, 2002 and 2001 and
        For The Period from August 25, 1997 (Inception) to March 31, 2002

-------------------------------------------------------------------------------


1.    Basis of Presentation
      ---------------------

      In the opinion of the management of Fuzzy Logic Software Corporation (a development stage company) (the "Company"), the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2002 and the results of operations for the three and nine month periods ended March 31, 2002 and 2001 and for the period from August 25, 1997 (inception) to March 31, 2002, the statements of shareholders' deficit for the nine month period ended March 31, 2002 and for the period from August 25, 1997 (inception) to March 31, 2002, and the statements of cash flows for the nine month periods ended March 31, 2002 and 2001 and for the period from August 25, 1997 (inception) to March 31, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The statements should be read in conjunction with the financial statements and footnotes for the year ended June 30, 2001, included in the Company's Form 10KSB. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

2.    Development Stage Operations
      ----------------------------

      The Company was incorporated in the state of Delaware on August 25, 1997. It has no operating history, no revenues, no products and no technology. The Company's initial business plan anticipated the development of computer hardware and software. As such, the Company is subject to the risks and uncertainties associated with a new business. The Company historically relied on advances from Cascade, Inc., a related party (Note
      4) and sales of the Company's equity securities to meet its cash flow requirements. However, in the event Cascade, Inc. should be unable to continue to satisfy the cash flow requirements or not be able to sell adequate amounts of equity securities, the Company's ability to continue as a going concern could be adversely affected. The success of the Company's future operation is dependent upon the Company's ability to successfully develop and market its yet undeveloped products and obtain the additional capital necessary to implement operations and achieve profitability and/or merge with a profitable operating entity with greater resources. There can be no assurance that any of these potential alternatives will materialize. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      In this connection, during fiscal year ended June 30, 2000, the Company entered into a letter of intent to acquire all of the issued and outstanding shares of The Anvil Group, Inc.

      ---------------------------------------

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

      In December 2001, the Company entered into a share purchase agreement whereby it would issue 4,000,000 shares of its common stock for all the then issued and outstanding 4,000 shares of the common stock of Biosecure Crops, Inc. ("Biosecure"). In addition, it would issue 7,400,000 shares of the common stock of Growmax Technologies, Inc. ("Growmax") on the exercise of a call option by the Company or a put option by the Growmax shareholders. The finalization of this transaction and the exercise of the options are predicated on the satisfaction of certain conditions, including, among others, that the Company raise additional capital of at least $1,000,000 Canadian within six months and that the Research GroWarium (as defined) be determined commercially viable within twelve months. In the event these and other conditions are not satisfied within the specified time limits, the consideration delivered to the escrow agent shall be returned and the transaction terminated. The completion of the transaction is contingent upon satisfaction of its conditions and, accordingly, has not been recognized.

3.    Related Party Transactions
      --------------------------

      The Company has an investor relations agreement (the "agreement") with Cascade, Inc., a former major shareholder of the Company. Cascade, Inc. is a related party as some of its principals are shareholders of the Company and exercise control over the Company's activities. Under the terms of the agreement, Cascade, Inc. receives an annual management fee of $100,000 plus amounts for additional consulting services and reimbursement of Company expenses paid by Cascade. In this connection, the Company paid Cascade, Inc. approximately $30,000, $75,000, and $295,000, for the each of the nine month periods ended March 31, 2002 and 2001 and for the period from August 25, 1997 (inception) to March 31, 2002, respectively. At March 31, 2002, the Company owed $307,616 to Cascade, Inc.

4.    Income Taxes
      ------------

Reconciliation of the effective tax rate used in provision for income taxes to the U.S. statutory rate is as follows:

                                                                               For the             For the
                                                                              Three-Month        Three-Month
                                                                             Period Ended       Period Ended
                                                                            March 31, 2002     March 31, 2001
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
                                                                              ==========          ==========
                                                                                                  For the
                                                          For the               For the          Period from
                                                         Nine-Month           Nine-Month       August 25, 1997
                                                        Period Ended         Period Ended      (Inception) to
                                                       March 31, 2002       March 31, 2001     March 31, 2002
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

5.    Loss Per Common Share
      ---------------------

      Basic and diluted loss per common share has been computed by dividing the loss available to common shareholders by the weighted-average number of common share for the period. The computations of basic and diluted loss per common share for the three and nine month periods ended March 31, 2002 and 2001 and for the period from August 25, 1997 (inception) to March 31, 2002 are as follows:

                                                                               For the             For the
                                                                              Three-Month        Three-Month
                                                                             Period Ended       Period Ended
                                                                            March 31, 2002     March 31, 2001
                                                                            --------------     --------------
         Basic loss per common share:
              Net loss                                                      $     46,276       $       32,856
              Weighted-average shares, basic and diluted                       6,975,456            6,075,456
                                                                            -------------      --------------
         Basic and diluted loss per common share
                                                                            $       0.01       $         0.01
                                                                            =============      ==============

      --------------------------------

                                                                                                  For the
                                                          For the               For the          Period from
                                                         Nine-Month           Nine-Month       August 25, 1997
                                                        Period Ended         Period Ended      (Inception) to
                                                       March 31, 2002       March 31, 2001     March 31, 2002
                                                       --------------       --------------     --------------
         Basic loss per common share:
            Net loss                                   $       92,340       $      102,470     $     770,515
            Weighted-average shares, basic and diluted      6,975,456            5,075,456         4,952,006
                                                       --------------       -------------      --------------
         Basic and diluted loss per common share        $        0.01       $         0.02     $        0.16
                                                       ==============       ==============     ==============

6.    Common Stock Transaction
      ------------------------

      In January 2001, the Company issued 2,400,000 shares of its common stock in a private placement for proceeds of $240,000.

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

Liquidity and Capital Resources. We have been in the development stage since August 25, 1997 (inception). As of March 31, 2002, we had total current assets of $41. We have uncollectible notes of $107,625. Prior to a proposed transaction with The Anvil Group, Inc., we advanced $68,650 to The Anvil Group, Inc. and Anthony Humble and $36,024 to Anthony Humble, individually, pursuant to two (2) promissory notes, each dated June 27, 2000. The uncollateralized notes bear interest at ten percent (10%) and the principal and interest were due on December 24, 2000. As of March 31, 2002, we have received payments totaling $20,833, however, the notes are still in default. We believe that The Anvil Group, Inc. and Anthony Humble have the financial capability to repay those notes. We are unsure if additional payments will be received and cannot guaranty that those notes will be paid.

At March 31, 2002, we had total liabilities of $312,391, the majority of which is represented by $307,616 due to a related party, Cascade, Inc., which was one of our former major shareholders. At inception, we entered into an investor relations agreement with this former major shareholder. In connection with this arrangement, a management fee of $100,000 is charged to us each year.

We have accumulated a deficit during the development stage of $770,515 from our inception on August 25, 1997 through the three month period ended March 31, 2002. We also had a total shareholders' deficit of $312,350 as of March 31, 2002.

Results of Operations.

Revenues.

As of March 31, 2002, we have not yet realized any revenues, as are still in the development stage and have not yet commenced any operations.

Operating Expenses.

For the three-month period ended March 31, 2002, our total operating expenses were $46,276, compared to $35,553 for the same period ended March 31, 2001. Those expenses were represented by consulting fees $25,000, and legal and accounting expenses of $20,524, and general and administrative expenses of $752 for the period ending March 31, 2002, compared to $24,999 for consulting fees, $7,495 in legal and accounting fees, and $3,059 in general and administrative expenses for the period ending March 31, 2001. Therefore, we experienced a net loss of $46,276 for the period ending March 31, 2002. This is compared to our net loss of $32,856 for the period ending March 31, 2001, wherein our total operating expenses of $35,553 was offset by interest income of $2,697.

Our Plan of Operation for Next 12 Months. We are not aware of any trends, demands, commitments or uncertainties that will result in our liquidity decreasing or increasing in a material way. We believe that from our current cash resources of approximately $41 as of March 31, 2002, it is unlikely that we will be able to maintain our current operations. Moreover, the Share Purchase Agreement we have entered into with GroWmax Technologies, Inc.'s shareholders is conditioned upon our raising approximately CDN $1,000,000 in equity capital or financing. Therefore, we will be required to raise additional funds or arrange for additional financing over the next 12 months to adhere to our development schedule and satisfy our obligations pursuant to the Share Purchase Agreement. We cannot guaranty that we will have access to additional cash in the future, or that funds will be available on acceptable terms to satisfy our cash requirements.

Attempting to obtain additional financing to fulfill our obligations and continue our development plans will be our main focus during the next 12 months. We are not currently conducting any research and development activities. We do not anticipate conducting any other such activities in the next twelve months. We do not anticipate that we will purchase or sell any significant equipment in the next six to twelve months unless we generate significant revenues. We do not anticipate that we will hire any employees in the next six to twelve months, unless we generate significant revenues. We believe our future success depends in large part upon the continued service of our key personnel.

                          PART II -- OTHER INFORMATION
                          ----------------------------

Item 1. Legal Proceedings.
--------------------------

None.

Item 2. Changes in Securities.
------------------------------

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

                              Fuzzy Logic Software Corporation,
                              a Delaware corporation


May 14, 2002                  By:      /s/ Michael Lynch
                                       -------------------------------------
                                       Michael Lynch, President, Director