Form 10KSB
period 2002-06-30
FUZZY LOGIC SOFTWARE CORP
filed 2002-11-12
CIK 1098799

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB






[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the fiscal year ended June 30, 2002
                                      -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
 ACT OF 1934  For the transition period from                to
                                            ----------------  -----------------

Commission File Number: 000-28033
                        ---------


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

                                 (604) 688-5180
                                  -------------
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


State issuer's revenues for its most recent fiscal year. $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of October 11, 2002, approximately $709,583.

As of October 17, 2002, there were 9,026,291 shares of the issuer's $.0001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

                        [ ] Yes       [X] No

                                     PART I


Item 1. Description of Business.
--------------------------------

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

On January 16, 2001, we entered into a non-binding letter of intent pursuant to which we intended to acquire Free Trade Medical Network, Inc. The proposed acquisition was never completed, and we terminated the letter of intent and a Share Purchase Agreement we entered into with Free Trade Medical Network, Inc. on August 31, 2002.

In December 2001, we entered into a Share Purchase Agreement with Biosecure Crops, Inc., ("Biosecure"), GroWmax Technologies, Inc. ("GroWmax"). We were to acquire all the issued and outstanding shares of Biosecure's common stock in exchange for Biosecure issuing shares to its shareholders. We also had an option to acquire all the issued and outstanding shares of GroWmax, in exchange for GroWmax issuing shares to its shareholders, should certain conditions be met. As of October 15, 2002, neither of these transactions have taken place, none of the conditions have been met, and the agreements have lapsed. Our failure to consummate the acquisition of these companies will significantly affect our financial performance. We will continue to seek other merger candidates. We believe that acquisitions and joint ventures will be necessary to obtain the proper expertise and complimentary services with firms able to provide services which will support our future operation.

Item 2.  Description of Property.
---------------------------------

Our Facilities. At this time, we occupy facilities provided by our Canadian securities counsel at no charge to us. This office space is located at 505 Burrard Street, Suite 680, Vancouver, British Columbia, Canada.

Item 3.  Legal Proceedings.
---------------------------

We are not aware of any pending litigation nor do we have any reason to believe that any such litigation exists.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

Not applicable.

                                     PART II

Item 5.  Market Price for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------------

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

Prices of Common Stock. We participate in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the Nasdaq Stock Market, and prices for our common stock are published on the OTC Bulletin Board under the trading symbol "FZZY". This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. As of October 11, 2002 we had a low bid price of $0.08 and a high bid price of $0.15. Over the last 52 weeks, our common stock had a low closing price of $0.13 per share and a high closing price of $0.39 per share. The best bid price is currently approximately $0.08 per share.

The following table specifies the reported high and low closing prices of our common stock on the OTCBB for the periods indicated. Source of this information is Yahoo! Finance. Quotations reflect quotes for inter-dealer prices, without retail mark-up, mark down or commissions and may not represent actual transactions.

======================================== =================== ==================
                       Period                   High               Low
---------------------------------------- ------------------- ------------------
April 1, 2002 - June 30, 2002                   $0.28             $0.17
---------------------------------------- ------------------- ------------------
January 1, 2002 - March 31, 2002                $0.36             $0.17
---------------------------------------- ------------------- ------------------
October 1, 2001 - December 31, 2001             $0.39             $0.30
---------------------------------------- ------------------- ------------------
July 1, 2001 - September 30, 2001               $0.50             $0.25
---------------------------------------- ------------------- ------------------
April 1, 2001 - June 30, 2001                   $0.45             $0.29
---------------------------------------- ------------------- ------------------
January 1, 2001 - March 31, 2001                $0.58             $0.28
---------------------------------------- ------------------- ------------------
October 1, 2000 - December 31, 2000             $0.50             $0.21
---------------------------------------- ------------------- ------------------
July 1, 2000 - September 30, 2000               $0.74             $0.25
======================================== =================== ==================

We are authorized to issue 30,000,000 shares of $.0001 par value common stock, each share of common stock having equal rights and preferences, including voting privileges. As of June 30, 2002, 8,869,791 shares of our common stock were issued and outstanding. We are also authorized to issue 5,000,000 shares of $.0001 par value preferred stock, none of which is issued and outstanding.

Recent Sales of Unregistered Securities. There have been no sales of unregistered securities within the last three years, which would be required to be disclosed pursuant to Item 701 of Regulation S-B, except for the following:

During the year ended June 30, 2000, we completed a private placement offering of 500,000 units at a price of $.50 per unit, and received proceeds of $213,990 net of offering costs of $36,010, of which $25,000 was paid to Cascade, Inc. as a finder's fee. Each unit consisted of one share of our common stock and a warrant to purchase one share of our common stock at $.50 per share. The warrants lapsed during the year ended June 30, 2002.

During the year ended June 30, 2001, we issued 2,400,000 shares of our common stock in a private placement offering at a price of $.10 per share and received proceeds of $240,000. There were no commissions paid on the sale of these shares.

In June 2002, we issued 360,000 shares of our common stock in a private placement offering at a price of $.20 per share and received proceeds of $72,000. There were no commissions paid on the sale of these shares. During the year ended June 30, 2002, we also issued 1,371,835 shares of our common stock in satisfaction of a $274,367 debt owed to Cascade Financial Corporation, a related entity. Also during the year ended June 30, 2002, we issued 162,500 shares of our common stock to a mergers and acquisitions consultant for services valued at $29,250.

These shares were issued in transactions which we believe satisfy the requirements of that certain exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 5 of that act and Regulation S. The investors were non-U.S. persons and the sale was made in an offshore transaction. No directed selling efforts were made in the United States by us or any person acting on our behalf. The offer or sale was not made to a U.S. person or for the account or benefit of a U.S. person. The purchasers of the securities certified that they were not U.S. persons and they were not acquiring the securities for the account or benefit of any U.S. person. The purchaser of the securities has agreed to resell such securities only in accordance with the provisions of Regulation S or pursuant to registration under the Securities Act of 1933. The shares of common stock issued to the purchaser contain a legend to the effect that transfer is prohibited except in accordance with the provisions of this Regulation S or pursuant to registration under the Securities Act of 1933. We will not register any transfer of the securities unless such transfer is made in accordance with the provisions of Regulation S or pursuant to registration under the Securities Act of 1933.

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

Dividends. The payment by us of dividends, if any, in the future, shall be determined by our Board of Directors, in its discretion, and will depend on, among other things, our earnings, our capital requirements, and our financial condition, as well as other relevant factors. We have not paid or declared any dividends to date. Holders of common stock are entitled to receive dividends as declared and paid from time to time by our Board of Directors from funds legally available. We intend to retain any earnings for the operation and expansion of our business. We continue to operate at a loss and, therefore, do not anticipate paying cash dividends in the foreseeable future.

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

Item 6. Management's Discussion and Analysis of Financial Condition or Plan of Operation.
----------------------------------------------------------------------------

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

Liquidity. We have been in the development stage since August 25, 1997 (inception). As of June 30, 2002, we had total assets of $94, which consisted of cash. We have an advance due from a merger candidate in the amount of $41,900, which we regard as uncollectible and therefore has zero value. We also have $48,557 in notes receivable that we regard as uncollectible and therefore those notes receivable have zero value.

At June 30, 2002, we had total liabilities of $83,480, which included $25,231 in accrued liabilities and $58,249 due to a related party, Cascade, Inc., which is a major shareholder. At inception, we entered into a fee and cost reimbursement arrangement with this major shareholder. In connection with this arrangement, a management fee of $100,000 is charged to us each year. In April 2002, we issued 1,371,835 shares to Cascade, Inc., in satisfaction of $274,367 of debt.

We are not aware of any trends, demands, commitments or uncertainties that will result in our liquidity decreasing or increasing in a material way. We believe that from our cash resources at June 30, 2002, which totaled $94, we will not be able to maintain our current operations. Because these resources are insufficient to continue operations, we may be required to raise additional funds or arrange for additional financing over the next 12 months to adhere to our development schedule. No assurance can be given that we will have access to additional cash in the future, or that funds will be available on acceptable terms to satisfy our cash requirements.

Results of Operations. As of June 30, 2002, we have not yet realized any revenue from operations. The Statement of Operations for the fiscal year ended June 30, 2002 specifies a net loss of $238,993.

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

Our Plan of Operation For The Next 12 Months. We must continue to seek other sources of funding and other merger candidates. We believe that acquisitions and joint ventures will be necessary to obtain the proper expertise and complimentary services with firms able to provide services which will support our future operation.

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

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors
Fuzzy Logic Software Corporation

We have audited the accompanying balance sheet of Fuzzy Logic Software Corporation (a development stage company) as of June 30, 2002, and the related statements of operations, shareholders' deficit, and cash flows for each of the two years ended June 30, 2002 and for the period from August 25, 1997 (inception) to June 30, 2002. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fuzzy Logic Software Corporation (a development stage company) as of June 30, 2002, and the results of its operations and its cash flows for each of the two years ended June 30, 2002 and for the period from August 25, 1997 (inception) to June 30, 2002 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no operations, products, or facilities, and significant resources will be required to implement its plan of operations, and it relies on advances from a related party and sale of the Company's equity securities to meet its cash flow requirements, thereby raising substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Kelly & Company
Newport Beach, California
October 10, 2002

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                        Index to the Financial Statements
                             As of June 30, 2002 and
         For Each of the Two Years in the Period Ended June 30, 2002 and
        For the Period from August 25, 1997 (Inception) to June 30, 2002
-------------------------------------------------------------------------------




Report of Independent Auditors ...............................................7

Financial Statements of Fuzzy Logic Software Corporation:

    Balance Sheet, June 30, 2002..............................................8

    Statements  Of  Operations  for each of the Two Years in
    the Period  Ended June 30, 2002 and for the Period from
    August 25, 1997 (Inception) to June 30, 2002..............................9

    Statements Of  Shareholders'  Deficit for the Period
    from August 25, 1997 (Inception) to June 30, 2002........................10

    Statements  of Cash  Flows for each of the Two Years
    in the Period  Ended June 30,  2002 and for the Period
    from August 25, 1997 (Inception) to June 30, 2002........................11

Notes to Financial Statements................................................12

Item 7.  Financial Statements
-----------------------------






                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                              Financial Statements

                             As of June 30, 2002 and
         For Each of the Two Years in the Period Ended June 30, 2002 and
        For the Period from August 25, 1997 (Inception) to June 30, 2002

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                                  Balance Sheet
                                 June 30, 2002
-------------------------------------------------------------------------------



                                     ASSETS

Current assets:
Cash                                                           $           94
Advance due from merger candidate, net of allowance for
uncollectibility of $41,900                                                 -
Other investment (at net realizable value)                                  -
                                                               ---------------
Total current assets                                                       94
Notes receivable, net of allowance for uncollectibility
of $48,557                                                                  -
                                                               ---------------
Total  assets                                                  $           94
                                                               ===============



                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accrued liabilities                                            $       25,231
Due to related party                                                   58,249
                                                               ---------------

Total liabilities                                                      83,480
                                                               ---------------


Commitments and contingencies

Shareholders' deficit:
Preferred stock, $.0001 par value;
5,000,000 shares authorized, none issued and
outstanding at June 30, 2001                                                -
Common stock, $.0001 par value;
30,000,000 shares authorized; 9,869,791 shares
issued and 8,869,791outstanding at June 30, 2002                          887
Additional paid-in capital                                            832,895
 Deficit accumulated during the development stage                    (917,168)
                                                               ---------------

Total shareholders' deficit                                           (83,386)
                                                               ---------------

Total liabilities and shareholders' deficit                    $           94
                                                               ===============




      The accompanying notes are an integral part of the financial statements.

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                            Statements of Operations
             For Each of the Two Years in the Period Ended June 30,
    2002 and For the Period from August 25, 1997 (Inception) to June 30, 2002
-------------------------------------------------------------------------------


                                                                                       Period from
                                                  For the            For the         August 25, 1997
                                                Year Ended         Year Ended        (Inception) to
                                               June 30, 2002      June 30, 2001       June 30, 2002
                                             -----------------  ----------------   ------------------
Operating costs:
Consulting fees                              $         139,650  $        100,000   $          570,510
Organization costs                                           -                 -                5,000
Legal and accounting                                    60,580            56,539              159,937
Settlement expense                                           -                 -               10,000
Bad debts                                               32,715           104,168              136,883
Loss on investment                                           -                 -                  175
General and administrative expenses                      4,362             7,608               33,002
                                            ------------------  ----------------   ------------------
Total operating costs                                  237,307           268,315              915,507
Foreign exchange loss                                    1,686                 -                1,686
Interest income                                              -                 -                  (25)
                                            ------------------  ----------------   ------------------
Net loss                                    $          238,993  $        268,315   $          917,168
                                            ==================  ================   ==================


Loss per common share - basic and diluted   $             0.03  $           0.05   $             0.10
                                            ==================  ================   ==================










    The accompanying notes are an integral part of the financial statements.

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                       Statements of Shareholders' Deficit
        For the Period from August 25, 1997 (Inception) to June 30, 2002
--------------------------------------------------------------------------------

                                                                                                             Deficit
                                                                                                            Accumulated
                                                                            Price              Additional     During
                                          Preferred Preferred    Common      Per     Common     Paid-in     Development
                                            Shares     Stock     Shares     Share    Stock      Capital       Stage         Total
                                          --------- ---------- ----------- -------- --------  -----------  -------------  ----------
Formation of corporation, August 25, 1997        -          -            -                 -            -             -           -
Common shares issued to the founders
of the Company                                   -          -    5,075,456          $    508  $     4,667             -   $   5,175
Purchase and retirement  of common
stock                                            -          -   (1,000,000)             (100)        (900)            -      (1,000)
Net loss                                         -          -            -                 -            -  $   (111,636)   (111,636)
                                                               -----------          --------  -----------  ------------   ----------

Balance, June 30, 1998                           -          -    4,075,456               408        3,767      (111,636)   (107,461)
Net loss                                         -          -            -                 -            -      (105,783)   (105,783)
                                                               -----------          --------  -----------  ------------   ----------

Balance, June 30, 1999                           -          -    4,075,456               408        3,767      (217,419)   (213,244)
Common shares issued in a private
placement offering, net of offering
costs                                            -          -      500,000  $ 0.50        50      213,940             -     213,990
Net loss                                         -          -            -                 -            -      (192,441)   (192,441)
                                                               -----------          --------  -----------  ------------   ----------

Balance, June 30, 2000                           -          -    4,575,456               458      217,707      (409,860)   (191,695)
Common shares issued in a
private placement                                -          -    2,400,000  $ 0.10       240      239,760             -     240,000
Net loss                                         -          -            -                 -            -      (268,315)   (268,315)
                                                               -----------          --------  -----------  ------------   ----------

Balance, June 30, 2001                           -          -    6,975,456               698      457,467      (678,175)   (220,010)
Common shares issued in
satisfaction of debt                             -          -    1,371,835     -         137      274,230             -     274,367
Common shares issued in a
private placement                                -          -      360,000  $ 0.20        36       71,964             -      72,000
Common shares issued for services                -          -      162,500                16       29,234             -      29,250
Net loss                                         -          -            -                 -            -      (238,993)   (238,993)
                                          --------  ---------  -----------          --------   ----------  ------------   ----------

Balance, June 30, 2002                           -          -    8,869,791          $    887  $   832,895  $   (917,168)  $ (83,386)
                                          ========  =========  ===========          ========  ===========  ============   ==========




              The accompanying notes are a of the fiancial statements.

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                            Statements of Cash Flows
         For Each of the Two Years in the Period Ended June 30, 2002 and
        For the Period from August 25, 1997 (Inception) to June 30, 2002
-------------------------------------------------------------------------------

                                                                                                         Period from
                                                                 For the               For the         August 25, 1997
                                                               Year Ended            Year Ended        (Inception) to
                                                              June 30, 2002        June 30, 2001        June 30, 2002
                                                            ------------------    -----------------   ------------------
Cash flows from operating activities:
Net loss                                                    $        (238,993)    $       (268,315)   $        (917,168)
Adjustments to reconcile net loss to net cash
used in operating activities:
Shares issued for services received                                    29,250                    -               29,250
Provision bad debts                                                    32,714              115,125              147,839
Increase  in assets:
Advance to merger candidate                                           (41,900)                   -              (41,900)
Increase (decrease)  in liabilities:
Accrued liabilities                                                     8,863               13,118               25,231
Due to related party                                                   93,249              (57,664)             332,616
                                                            ------------------    -----------------   ------------------
Cash used in operating activities                                    (116,817)            (197,736)            (424,132)
                                                            ------------------    -----------------   ------------------
Cash flows provided by (used in) investing activities:
Decrease (increase) in notes receivable                                 9,186              (10,451)            (105,939)
Cash provided by (used in) investing activities
                                                            ------------------    -----------------   ------------------
activities                                                              9,186              (10,451)            (105,939)
                                                            ------------------    -----------------   ------------------
Cash flows provided by financing activities:
Proceeds from the issuance of common stock                             72,000              240,000              530,165
                                                            ------------------    -----------------   ------------------

Cash used in financing activities                                      72,000              240,000              530,165
                                                            ------------------    -----------------   ------------------
Net increase (decrease) in cash                                       (35,631)              31,813                   94
Cash at beginning of period                                            35,725                3,912                    -
                                                            ------------------    -----------------   ------------------
Cash at end of period                                       $              94     $         35,725    $              94
                                                            ==================    =================   ==================

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                          Notes to Financial Statements

                             As of June 30, 2002 and
         For Each of the Two Years in the Period Ended June 30, 2002 and
        For the Period from August 25, 1997 (Inception) to June 30, 2002
--------------------------------------------------------------------------------


1.   Development Stage Operations
     ----------------------------

     Fuzzy Logic Software Corporation (a development stage company) (the "Company") was incorporated in the state of Delaware on August 25, 1997. It has no business operating history, no revenues, no products nor technology. The Company's initial business plan anticipated the development of computer hardware and software. As such, the Company is subject to the risks and uncertainties associated with a new business. The Company has historically relied on advances from Cascade, Inc., a related party ("Cascade") (Note 8) and sales of the Company's equity securities to meet its cash flow requirements. However, in the event Cascade, Inc. should be unable to continue to satisfy the cash flow requirements or the Company not be able to sell adequate amounts of equity securities, its ability to continue as a going concern could be adversely affected. The success of the Company's future operation is dependent upon the Company's ability to successfully develop and market its yet unidentified products, obtain the additional capital necessary to implement operations and achieve profitability and/or complete a merger with a profitable operating entity with greater resources. There can be no assurance that any of these potential alternatives will materialize. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


     In connection with its attempts to develop a market for its yet unidentified products, during the fiscal year ended June 30, 2000, the Company entered into a letter of intent to acquire all of the issued and outstanding shares of The Anvil Group, Inc. (the "Anvil Group"). However, in September 2000, the transaction was terminated due to the inability to obtain financing.


     During the year ended June 30, 2001, the Company executed a letter of intent to merge with Free Trade Medical Network, Inc. ("FTMN"). The proposed purchase business combination ("purchase") was subject to completion of due diligence by each company and execution of the formal purchase agreement documentation. On August 31, 2002, the Company terminated the letter of intent and abandoned its plans to enter into a share purchase agreement with FTMN.


     In December 2001, the Company entered into a Share Purchase Agreement with Biosecure Crops, Inc. ("Biosecure"), GroWmax Technologies, Inc. ("GroWmax"). In the agreement, the Company was to acquire all of the issued and outstanding common shares of Biosecure in exchange for its issuing shares to Biosecure shareholders. The Company also had an option to acquire all the issued and outstanding shares of GroWmax, in exchange for it issuing the Company's shares to the GroWmax shareholders, should certain conditions be met. As of October 2002, neither of the transactions had taken place, none of the conditions had been met, and the agreements have lapsed.

2.   Summary of Significant Accounting Policies
     ------------------------------------------

     Revenue Recognition


     Revenue will be recognized when goods are shipped or services are performed.

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                          Notes to Financial Statements

                             As of June 30, 2002 and
         For Each of the Two Years in the Period Ended June 30, 2002 and
        For the Period from August 25, 1997 (Inception) to June 30, 2002
--------------------------------------------------------------------------------



2.   Summary of Significant Accounting Policies, Continued
     -----------------------------------------------------

     Start-up Costs


     The Company expenses start-up costs as they are incurred.


     Basis of Valuation of Other Investment


     Other Investment is common shares held in a nonmarketable security and is stated at the lower of cost or estimated net realizable value.


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

3.   Advances Due from Merger Candidates
     -----------------------------------

     During the year ended June 30, 2002, the Company advanced to merger candidates, Biosecure and GroWmax, funds based on the Company's plan to raise a minimum of $1,000,000 Canadian dollars and acquire the two entities. To date, the Company has not raised the contemplated merger funds and the merger candidates have no assets to repay the advances. Accordingly, the Company has created an allowance for uncollectibility equal to the originally advances amounts. No interest income has been recognized by the Company on this transaction.

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                          Notes to Financial Statements

                             As of June 30, 2002 and
         For Each of the Two Years in the Period Ended June 30, 2002 and
        For the Period from August 25, 1997 (Inception) to June 30, 2002
--------------------------------------------------------------------------------

4.   Notes Receivable
     ----------------

     During the year ended June 30, 2000, the Company entered into a letter of intent to acquire all of the outstanding shares of common stock of the Anvil Group in a business combination. In anticipation of the transaction, the Company advanced $68,650 to The Anvil Group, Inc. and Anthony Humble ("Anvil/Humble"), and $36,024 to Anthony Humble ("Humble"), individually, under two separate promissory notes dated June 27, 2000. The note from Humble was denominated in Canadian dollars. In February 2002, the note from Anvil/Humble was satisfied when the Company converted the note receivable into shares in the Anvil Group. The note from Humble is not collateralized and bears interest at 10% per annum with principal and interest due December 24, 2000 and is past due. No interest income has been recognized by the Company on these transactions.


     In connection with the anticipated merger with FTMN, described in Note 1, the Company loaned FTMN and its principals $12,827 evidenced by a promissory note on February 6, 2002. The note is denominated in Canadian dollars, was not collateralized, and bears interest at 10% per annum. The unpaid principal was due April 25, 2002 and is now past due. No interest income has been recognized by the Company on this transaction.


     While the Company believes Anthony Humble has the financial capability to satisfy the Humble note obligation, the note is way past due and only one payment of $7,500 has been received on the note. The Company has grave doubts that any additional payments will be received. In addition, the note receivable from FTMN is also past due. Accordingly, the Company has recorded an allowance for uncollectible notes of $48,557.

5.   Other Investment
     ----------------

     In the year ended June 30, 2000, the Company advanced funds to the Anvil Group (Notes 1 and 4). In the year ended June 30, 2001, the Company provided an allowance for the lack of collectibility of the Anvil/Humble note receivable. During the year ended June 30, 2002, the Company received 65,587 investment units (each unit was comprised of one share of the Anvil Group stock and one warrant exercisable for two years). This issuance of the Anvil Group common stock and warrants represents 2.08% of outstanding shares at the date of issuance.


     As the Company had already reserved the Anvil/Humble note receivable, the basis in the Company's investment in The Anvil Group is $0. Currently the Anvil Group is not a public company with nominal assets and no business activity. The Company estimates that there is no value in the Anvil Group common stock and warrants.

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                          Notes to Financial Statements

                             As of June 30, 2002 and
         For Each of the Two Years in the Period Ended June 30, 2002 and
        For the Period from August 25, 1997 (Inception) to June 30, 2002
--------------------------------------------------------------------------------


6.   Deferred Income Taxes
     ---------------------

     The components of the provision for income taxes are as follows:

                                                                                                  Period from
                                                                For the         For the       August 25, 1997
                                                              Year Ended      Year Ended       (Inception) to
                                                            June 30, 2002   June 30, 2001       June 30, 2002
                                                            --------------   -------------     ---------------
         Current tax expense:
           Federal                                                 -                -                  -
           State                                                   -                -                  -
                                                                   -                -
                                                            --------------   -------------     ---------------

         Deferred tax expense:
           Federal                                                 -                -                  -
           State                                                   -                -                  -
                                                            --------------   -------------     ---------------
                                                                   -                -                  -
                                                            --------------   -------------     ---------------

         Total provision                                           -                -                  -
                                                            =============    =============     ===============

     Significant components of the Company's deferred income tax assets and liabilities at June 30, 2002 are as follows:



         Deferred income tax asset:
           Allowance for uncollectible notes
                                                                                               $        52,750
           Capitalized start-up expenses                                                               255,627
                                                                                               ---------------

         Total deferred income tax asset                                                               308,377

           Valuation allowance                                                                        (308,377)
                                                                                               ---------------


         Net deferred income tax liability                                                                   -
                                                                                               ===============


 Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:

                                                                                                 Period from
                                                                For the          For the       August 25, 1997
                                                              Year Ended        Year Ended     (Inception) to
                                                             June 30, 2002     June 30, 2001    June 30, 2002
                                                            --------------    --------------   --------------

         Tax expense at U.S. statutory rate                     (34.0)%          (34.0)%           (34.0)%
         Change in the valuation allowance                       34.0             34.0              34.0
                                                            -------------     --------------   --------------

         Effective income tax rate                                  -                -                 -
                                                            =============     ==============   ==============

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                          Notes to Financial Statements

                             As of June 30, 2002 and
         For Each of the Two Years in the Period Ended June 30, 2002 and
        For the Period from August 25, 1997 (Inception) to June 30, 2002
--------------------------------------------------------------------------------

7.   Share Transactions
     ------------------

     Founders Shares


     During the year ended June 30, 1998, the Company issued 5,075,456 shares to the founders. Additionally, the Company received from the founders, an investment of nonmarketable corporate stock valued at $100. In the year ended June 30, 1999, the investment in nonmarketable corporate stock received was deemed worthless and was written off.


     Stock Repurchase


     During the year ended June 30, 1998, the Company reacquired and retired 1,000,000 shares of its outstanding common stock from a major shareholder for $1,000.


     Private Placement Offerings - Common Stock


     During the year ended June 30, 2000, the Company completed a private placement offering of 500,000 units at a price of $.50 per unit, and received proceeds of $213,990 net of offering costs of $36,010, of which $25,000 was paid to Cascade as a finder's fee. Each unit consisted of one share of the Company's common stock and a warrant to purchase one of the Company's common shares at a price of $.50 per share. The warrants lapsed during the year ended June 30, 2002.


     During the year ended June 30, 2001, the Company issued 2,400,000 shares of its common stock in a private placement offering at a price of $.10 per share and received proceeds of $240,000.


     In June 2002, the Company issued 360,000 shares of its common stock in a private placement offering at a price of $.20 per share and received proceeds of $72,000.


     Common Shares Issued for Debt


     During the year ended June 30, 2002, the Company issued 1,371,835 shares of its common stock in satisfaction of $274,367 of debt owed to Cascade Financial Corporation, a related entity.


     Common Shares Issued for Services


     During the year ended June 30, 2002, the Company issued 162,500 shares of its common stock to a mergers and acquisitions consultant for services valued at $29,250.

8.   Related Party Transactions
     --------------------------

     The Company has a consulting agreement with Cascade, which is a major shareholder of the Company. Under the terms of this agreement, Cascade receives an annual fee of $100,000 plus amounts for additional services rendered and reimbursement of Company expenses paid by Cascade. For the additional consulting services and reimbursements of Company expenses, the Company paid Cascade

                        Fuzzy Logic Software Corporation
                          (A Development Stage Company)

                          Notes to Financial Statements

                             As of June 30, 2002 and
         For Each of the Two Years in the Period Ended June 30, 2002 and
        For the Period from August 25, 1997 (Inception) to June 30, 2002
--------------------------------------------------------------------------------

8.   Related Party Transactions, Continued
     -------------------------------------

     approximately $30,000, $157,664 and $294,664 for the years ended June 30, 2002 and 2001, and for the period from August 25, 1997 (inception) to June 30, 2002, respectively. In April 2002, the Company issued 1,371,835 shares to Cascade in satisfaction of $274,367 of debt. At June 30, 2000, the Company owed Cascade $58,249. Additionally, certain of Cascade's principals are shareholders in the Company, and individually, they exert control of the Company's activities.

9.   Loss Per Common Share
     ---------------------

     Basic and diluted loss per common share has been computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding for the period.


     The computations of basic and diluted loss per common share for the year ended June 30, 2002 and 2001 and for the period from August 25, 1997 (inception) to June 30, 2002 are as follows:

                                                                                                  Period from
                                                                For the           For the       August 25, 1997
                                                              Year Ended      Year Ended       (Inception) to
                                                             June 30, 2002    June 30, 2001      June 30, 2002
                                                             -------------    -------------    ----------------
         Net loss available to common shareholders           $     238,993    $    268,315     $       917,168

         Weighted-average shares, basic and diluted             8,461,339        5,594,634           9,063,612
                                                             -------------    -------------    ----------------

         Loss per common share, basic and diluted
                                                                     0.03     $       0.05     $          0.10
                                                             =============    =============    ================



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

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.
----------------------------------------------------------------------

Executive Officers and Directors. We are dependent on the efforts and abilities of our sole officer and director, Michael Lynch. The interruption of the services of Mr. Lynch could have a material adverse effect on our operations, profits and future development, if a suitable replacement was not promptly obtained. We anticipate that we will enter into an employment agreement with Mr. Lynch; however, no assurance can be given that Mr. Lynch will enter into such an employment agreement or, if he does enter into an employment agreement, that he will remain with us during or after the term of his employment agreement. In addition, our success depends, in part, upon our ability to attract and retain other talented personnel. Although we believe that we will be successful in attracting and retaining qualified personnel, there can be no assurance that we will be able to do so. Mr. Lynch will hold his offices until his resignation or removal.

Our sole director and principal executive officer is specified on the following table:

====================== ========= ================================
        Name             Age                Position
---------------------- --------- --------------------------------
Michael Lynch             34     President and a Director
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

Remuneration of Directors. As of June 30, 2002, no compensation has been paid to Mr. Lynch for his services to us as a director.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

(a) Security Ownership of Certain Beneficial Owners. The following represents those shareholders, other than directors and officers, who are beneficial owners of 5% or more of our issued and outstanding common stock as of October 17, 2002:

                                    Name and Address of                        Amount of
       Title of Class                 Beneficial Owner                     Beneficial Owner                Percent of Class
       --------------          -----------------------------              -------------------              ----------------
        Common Stock           Cede & Co.                                 3,949,409 shares (1)                   43.75%
                               P.O. Box 20
                               Bowling Green Station
                               New York, New York 10274

        Common Stock           Cascade Financial Corp.                      1,371,835 shares                     15.20%
                               625 Howe Street
                               Suite 1525
                               Vancouver, British Columbia V6C 2T6
                               Canada

        Common Stock           Vendome Investments Inc.                      500,000 shares                      5.54%
                               42 Cheltenham Avenue
                               Toronto, Ontario M4N 1D7
                               Canada

(1) We have attempted to obtain information on the beneficial holders of the stock held by Cede & Co. To the best of our knowledge, there are no beneficial owners of 5% or over holding stock in the name of Cede & Co.

(b) Security Ownership of Management. As of June 30, 2002, our directors and principal executive officers beneficially own, in the aggregate, 20,000 shares of our common stock, or approximately 0.23% of the issued and outstanding shares, as set forth on the following table:

                          Name and Address of Amount of
  Title of Class               Beneficial Owner                   Beneficial Owner          Percent of Class
  --------------          -----------------------------           ----------------          ----------------
   Common Stock           Michael Lynch, President                  20,000 shares                0.23%
                          and Director

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

Item 12.  Certain Relationships and Related Transactions.
---------------------------------------------------------

Transactions with Promoters.

In August, 1997, we issued 5,075,456 shares of common stock to our founders.

Related Party Transactions. There have been no related party transactions which would be required to be disclosed pursuant to Item 404 of Regulation S-B, except for the following:

At inception, we entered into a fee and cost reimbursement arrangement with Cascade, Inc., a related party which is a major shareholder of ours. Some of Cascade, Inc.'s shareholders are also our shareholders and indirectly may exert significant influence, or even control, matters which are subject to shareholder approval or which can be voted upon by our shareholders. We also entered into an investor relations consulting agreement with Cascade, Inc. In connection with this arrangement, a management fee of $100,000 per year is charged to us. It is likely that this arrangement, which was not the result of arm's-length bargaining, is more beneficial to Cascade, Inc. than it is to us, and that we would not have entered into such an agreement if Cascade, Inc. was not a related party. In April 2002, we issued 1,371,835 shares to Cascade, Inc., in satisfaction of $274,367 of debt. Our expenses are paid by the related party and have been accrued. At June 30, 2002, we still owed Cascade, Inc. the sum of $58,249.

Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------

Copies of the following documents are filed with this Registration Statement, Form 10-KSB as exhibits:

3.1       Certificate of Incorporation of Fuzzy Logic         E-1 through E-6
          Software Corporation (Charter document)*

3.2       Bylaws of Fuzzy Logic Software Corporation          E-7 through E-14
          (Charter document)*

* Previously filed as exhibits to Registration Statement on Form 10-SB filed on November 12, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Vancouver, British Columbia, on October 15, 2002.

                                         Fuzzy Logic Software Corporation,
                                         a Delaware corporation


                                         By:      /s/ Michael Lynch
                                                  ------------------------------
                                                  Michael Lynch
                                         Its:     President, Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Fuzzy Logic Software Corporation

By:      /s/ Michael Lynch
         -----------------------------------
         Michael Lynch
Its:     President, Director

CERTIFICATIONS
--------------

I, Michael Lynch, certify that:

1. I have reviewed this annual report on Form 10-KSB of Fuzzy Logic Softwar Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
 (as defined in Exchange Act
Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002

/s/ Michael Lynch
--------------------------
Michael Lynch
Chief Executive Officer and Chief Financial Officer